Form 10-K
period 2013-12-31
AXIALL CORP/DE/
filed 2014-02-28
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-9753

AXIALL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-1563799 (I.R.S. Employer Identification No.)
1000 Abernathy Road, Suite 1200, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

Registrant's telephone number, including area code: (770) 395-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2013, the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter was $2,949,604,698.

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at February 21, 2014 69,918,296 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2013.

PART I

Item 1.    BUSINESS.

General

Axiall Corporation (together with its consolidated subsidiaries, herein referred to as "Axiall," the "Company," "we," "us," or "our"), a Delaware corporation incorporated in 1984, is a leading North American manufacturer and international marketer of chemicals and building products. We operate through three reportable segments: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chart below depicts each of our reportable segments and the primary products manufactured and sold by each of those segments.

Reportable Segments	Key Products
Chlorovinyls	Chlor-alkali and derivative products:
Chlorine
Caustic soda
Vinyl chloride monomer
Vinyl resins
Other chlor-alkali and derivative products
Chlorinated ethylene
Calcium hypochlorite
Hydrochloric acid
Phosgene derivatives
Compound products:
Vinyl compounds
Compound additives and plasticizers
Building Products	Window and door profiles and mouldings products:
Window and door profiles
Trim, mouldings and deck
Outdoor building products:
Siding and exterior accessories
Pipe and pipe fittings
Aromatics	Cumene
Phenol and acetone

For selected financial information concerning our three reportable segments and our domestic and international sales, see Note 17 of the Notes to the Consolidated Financial Statements included in Item 8.

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions (the "Transactions") that resulted in our acquisition of substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business"). As consideration for the Merged Business, we issued approximately 35.2 million shares of our common stock and assumed certain liabilities, including $967 million in indebtedness related to the cash consideration PPG received for the Merged Business. We manage the Merged Business as part of our chlorovinyls business, and have reported the results of operations of the Merged Business as part of our chlorovinyls reporting segment since January 28, 2013. For additional information regarding the Transactions, see Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

Chlorovinyls Segment

Products and Markets

Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid (also known as muriatic acid) ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). Our acquisition of the Merged Business significantly expanded the production capacity and product offerings of our chlorovinyls segment. Based on industry data from IHS, Inc. ("IHS"), we are: (i) the third largest chlorine producer in North America; (ii) the second largest VCM producer in North America; (iii) the fourth largest polyvinyl chloride ("PVC") producer in North America; and (iv) one of the lowest-cost producers of chlor-alkali and derivative products in the world.

Chlor-Alkali and Derivative Products

Our chlor-alkali and derivative products are primarily chemical products produced to meet globally accepted standards for product grades and classifications. Our chlor-alkali and derivative products are as follows:

Chlorine.    In 2013, approximately 73 percent of the chlorine that we produced was used to satisfy our internal chlorine-based production requirements. We sold our remaining chlorine production into the merchant chlorine market.

Caustic Soda.    Caustic soda is a co-product of chlorine. In 2013, we sold caustic soda to both domestic and international customers in numerous industries, with the pulp and paper, chemical and alumina industries constituting our largest markets. Other markets for our caustic soda include the soap and detergents and water treatment industries. In 2013, we sold approximately 94 percent of the caustic soda that we produced into these markets and we used approximately 6 percent internally to satisfy our production needs.

VCM.    During 2013, we used approximately 80 percent of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets.

Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world. We supply numerous grades of vinyl resins to a broad number of end-user markets. During 2013, approximately 52 percent of our vinyl resins production was sold into the U.S. and Canadian merchant markets where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2013, the largest end-uses of our products were for pipe and pipe fittings, siding, extruded sheet and film and window profiles. Approximately 15 percent of our production was exported to markets outside the U.S. and Canada, and approximately 33 percent of our vinyl resins were used internally in the manufacture of our vinyl compounds and vinyl building products.

Other Chlor-Alkali and Derivative Products.    In 2013, we had revenues from several chlor-alkali and derivative product lines that we acquired as part of the Merged Business. These include:

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

Compound Products

Our compound products are as follows:

Vinyl Compounds.    Vinyl compounds are highly customized formulations that offer specific end-use properties based on customer-determined manufacturing specifications that enable our customers to utilize them directly in their manufacturing processes to fabricate their finished products. We produce flexible and rigid compounds, which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general- purpose bottles. We also supply chlorinated vinyl compounds to the extrusion and injection molding markets, mainly for the production of hot water pipe and pipe fittings.

Compound Additives and Plasticizers.    The primary additives that we produce are lubricants, stabilizers, impact modifiers, plasticizers and process aids used in the production of compounds, and which are part of the typical compound formulations. The majority of our additives and plasticizers are consumed internally.

Production, Raw Materials and Facilities

Production

In our chlorovinyls segment, we produce chlorine and its co-product caustic soda by subjecting salt brine (sodium chloride) to an electric current creating a chemical reaction that results in chlorine gas, hydrogen gas and caustic soda (sodium hydroxide). We produce VCM by reacting purchased ethylene with chlorine.

We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds to specific customer needs by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce EDC, an intermediate in the manufacture of VCM, for external sales.

Raw Materials

The significant raw materials we purchase from third parties include salt brine, ethylene, compound additives and natural gas. During 2013, we purchased approximately $370 million of certain raw materials, primarily natural gas and ethylene, from a single supplier. The majority of our purchases of ethylene and salt brine are made under long-term supply agreements, and we purchase natural gas in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Facilities

Our primary chlorovinyls segment operating facilities include:

Lake Charles, Louisiana Facilities.    We have two operating sites in the Lake Charles, Louisiana area—the "Lake Charles North Facility" and the "Lake Charles South Facility", each of which is described below.

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

Our Lake Charles South Facility primarily produces caustic soda, chlorine and VCM along with a variety of other chlor-alkali and derivative products. Power and steam for the Lake Charles South Facility are produced by both on-site power plant assets and toll produced for the Lake Charles South Facility by RS Cogen, L.L.C. ("RS Cogen"), a joint venture in which we own a 50 percent interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. We have long-term leases on nearby salt domes from which we supply our salt brine requirements via pipeline for the Lake Charles South Facility. Chlorine produced at the Lake Charles South Facility is used on-site in the manufacture of VCM and the production of a variety of chlorinated ethylene products, supplied via pipeline to our Lake Charles North Facility for the manufacture of VCM and sold to third parties. Caustic soda and other chlor-alkali and derivative products produced at our Lake Charles South Facility are generally sold externally. VCM produced at this facility is sold externally and supplied internally for our production of PVC.

Plaquemine, Louisiana Facility.    The operations of our chlorovinyls segment at this facility include the production of chlorine, caustic soda, EDC, VCM and vinyl resins. We have a long-term lease on a nearby salt dome from which we supply our salt brine requirements via pipeline for this facility. We use all of our chlorine production at this facility in the manufacture of VCM at this facility, and we sell substantially all of our caustic soda production externally. The ethylene requirements for our VCM production are generally supplied by pipeline. Most of our Plaquemine, Louisiana VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities, with the remainder sold to third parties. Our on-site cogeneration facility supplies all of the electricity and steam needs of this facility. This facility also houses certain operations of our aromatics segment. See "—Aromatics Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facility."

Other Facilities.    We produce chlorine, caustic soda, hydrogen, calcium hypochlorite and HCL at our Natrium, West Virginia facility. We produce chlorine, caustic soda, hydrogen and HCL at our Longview, Washington and Beauharnois, Quebec facilities. We produce chlorine, caustic soda, hydrogen, HCL and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. ("TCI"), a joint venture in which we own a 60 percent interest. We also operate a LaPorte, Texas facility at which we produce phosgene derivatives, HCL and other specialty chemicals. In addition, we have six vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi and Vaughan and Bradford, Ontario. These vinyl compound facilities are supplied from our vinyl resins facilities by railcar, truck or, in the case of Aberdeen, pipeline. We also have a compound additive manufacturing facility located in Bradford, Ontario and a compound plasticizer manufacturing facility in Aberdeen, Mississippi. Products produced at these facilities are generally sold externally, with the exception of compound additives and plasticizers, most of which are consumed by us internally.

Seasonality

Operating income for our chlorovinyls segment is affected by the cyclicality of the economy, the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months, and seasonal weather conditions. As a result of this sensitivity, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in construction and water treatment activity due to colder climatic conditions and the holidays.

In addition, the market for the products of our chlorovinyls segment is cyclical, both as a result of changes in demand for each of the co-products and as a result of changes in manufacturing capacity. Chlorine and caustic soda are co-products and are produced by a continuous chemical reaction in a fixed ratio of 1 unit of chlorine to 1.1 units of caustic soda. The production of one co-product can be constrained both by manufacturing capacity and/or by the ability to sell the co-product because chlorine is a gas and difficult to store. Therefore, prices for both products respond rapidly to changes in supply and demand conditions in the industry. Historically, the results of operations of this segment have been impacted by the changing level of sales pricing and sales volume of chlorine and caustic soda resulting from the changes in supply and demand from the co-products in the industry. The changes in the balance of supply and demand in the market for chlorine and caustic soda and the resultant impacts on chlorine and caustic soda pricing and our production operating rate are important factors in explaining the variation in this segment's sales and earnings.

Inventory Practices and Product Returns

In our chlorovinyls segment, we do not maintain significant inventories relative to the volumes produced and sold. Product returns are insignificant.

Sales and Marketing

The sales and marketing program of our chlorovinyls segment is aimed at supporting our existing customers and expanding and diversifying our customer base. We have a dedicated sales force for our chemicals businesses, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Axiall products for use by our customers. Our primary customers are major chemical companies, industrial end-users and distributors. The majority of our products are shipped from a production facility directly to the customer via truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.

Competition

Our chlorovinyls segment faces competition from numerous manufacturers, including The Dow Chemical Company, Formosa Plastics Corporation, USA, Occidental Chemical Corporation, Olin Corporation, Shintech, Inc. and Westlake Chemical Corporation. This segment competes on a variety of factors, including price, products, quality, delivery and technical services.

Building Products Segment

Products and Markets

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which currently includes siding and exterior accessories, pipe and pipe fittings. Our vinyl-based home improvement and building products are marketed under the Royal Building Products®, Celect Cellular Exteriors®, Zuri Premium Decking®, Royal Kor Flo®, Overture® patio doors, Genesis Cellular Window System®, Royal S4S Trimboard® and Exterior Portfolio® brand names. Our window and door profiles and mouldings products are customized based on customer specifications. The demand and pricing for our window and door profiles and mouldings products generally trend in similar patterns based on the product features and relative benefits of customized vinyl products when compared to alternative products, such as wood. Our outdoor building products are produced largely in accordance with industry standards, thereby providing for compatibility within the construction and renovation systems in which they are used. The demand and pricing for our outdoor building products generally trend in similar patterns primarily based on the cost of the underlying raw materials.

Window and Door Profiles and Trim, Mouldings and Deck Products

Our window and door profiles and trim, mouldings and deck products are as follows:

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

Trim, Mouldings and Deck.    We manufacture and market extruded decorative trim, mouldings, millwork and deck products. Our decorative trim products are used for interior mouldings, such as crown, base and chair rail. For exterior mouldings, our products are used in applications such as brick mouldings and as components used in the fabrication of doors and windows. This product line includes a series of offerings, such as bendable trim and paintable/stainable trim. Our vinyl deck products are sold by distributors and used primarily in professionally installed market segments. Our deck product lines are positioned as a lower maintenance alternative to conventional wood products.

Outdoor Building Products

Our outdoor building products are as follows:

Siding and Exterior Accessories.    We manufacture vinyl siding, and we also offer a wide range of complementary exterior accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. These additional product offerings complement our existing offerings and include rich, dark, color-fast shades as well as a siding system which enables siding panels to withstand harsh wind conditions.

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

Production, Raw Materials and Facilities

Production

We produce the majority of our building products through the extrusion of vinyl products. Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thickness. Various designs may be embossed on the products, for example, when producing siding and decking products. Variations in extrusion are used to give products other desired qualities. For example, in producing trim, mouldings and some deck products, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in re-solidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

We also produce some pipe fittings through injection molding. These products are produced by heating vinyl compounds until they melt and then injecting them under pressure into a hollow mold to create three dimensional parts.

Raw Materials

The principal raw material we use in the production of our building products is vinyl resin, which is blended with other compound additives to form vinyl compounds, which are then extruded or injection molded. Substantially all of our vinyl resin is sourced internally. We believe the internal production of vinyl resins, compounds and most compound additives by our chlorovinyls segment assures quality and facilitates efficient production of our vinyl-based building products. Additives assist in processing vinyl resins efficiently and can be used to make the resulting product flexible or rigid, to add color or texture or other desired properties. We also purchase additives from various sources at market prices.

Facilities

In our building products segment, we currently operate 20 manufacturing facilities located in Canada and the United States. In addition, we operate distribution centers, some of which are co-located with manufacturing plants. Vinyl resins and vinyl compounds as well as compound additives from the plants operated by our chlorovinyls segment are supplied to our building products facilities by truck or rail. In addition to raw materials cost, the other principal costs to produce our products are labor and electricity to power our equipment.

The operation of numerous manufacturing facilities located strategically near customers, accommodates marketing and customer support and minimizes transportation costs. Transportation costs limit sales of pipe from our facilities. Our building products are delivered primarily by truck.

Seasonality

Operating income for our building products segment is affected by the cyclicality of the economy, the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months, and seasonal weather patterns. As a result of this sensitivity, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in housing and industrial construction activity due to colder climatic conditions and the holidays.

Inventory Practices and Product Returns

We maintain stocks of inventories across most of the product lines of our building products segment. We generally build inventory in advance of the peak construction season to assure product availability. Generally, our home improvement and building products may be returned only if defective.

Sales and Marketing

Our building products segment sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal Building Products profiles. Our trim, mouldings and deck products are distributed primarily by our dedicated sales force to independent dealers, fabricators, distributors and retail home improvement centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in North America, where products are distributed through independent building product distributors who are solicited primarily by our dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned as well as independent building product distributors. These distributors generally sell to professional building product installers in North America.

Our pipe and pipe fittings are generally sold through municipal and electrical distributors to contractors. Our sales and technical staff work with end-use customers to provide technical information to promote the use of our PVC pipe and fitting products.

Deck products are marketed and sold under various brands, such as Zuri Premium Decking®, and related "collections," including classic, rustic and premium collections.

The sales force for our products is primarily company employees. Our building products business engages in advertising programs primarily directed at trade professionals and is intended to develop awareness and interest in our products. In addition, our building products business displays our products at trade shows.

In Canada, we operate 18 company-owned distribution branches that sell our vinyl siding and accessories, trim moulding and deck products as well as pipe and pipe fittings. These branches also sell other products related to the exterior of the house that are not manufactured by our Building Products segment.

Competition

Our building products segment faces competition for each of its products from numerous manufacturers of vinyl products and traditional building materials. This segment's chief competitors include Ply Gem Holdings, Inc., VEKA Inc., CertainTeed Corporation, Vision Group, IPEX Inc., Associated Materials, Quanex, Deceuninck North America, CPG Azek and Bow Plastics. This segment competes on a variety of factors including price, products, quality, delivery and technical services.

Aromatics Segment

Products and Markets

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). Since phenol and acetone are made from cumene, their pricing and sales volume are similarly impacted by industry and global economic conditions and supply and demand fundamentals for the underlying raw materials. Our aromatic products are produced to meet globally accepted standards for product grades and classifications.

Cumene

Cumene is used as an intermediary to make phenol, acetone and other specialty chemicals and can be sold as an additive for gasoline blending. Approximately 36 percent of our cumene was consumed internally during 2013 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Phenol and Acetone Products

Our phenol and acetone products are as follows:

Phenol.    Phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and oriented strand board. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2013, we sold a majority of our phenol products to customers in domestic markets and the remainder to customers in international markets.

Acetone.    As a co-product of phenol, acetone further diversifies our revenue base. Acetone is a chemical used primarily in the production of acrylic resins, engineered plastics and industrial solvents. We sell the majority of our acetone into the acrylic resins market, where it is used in the manufacture of various plastics and coatings used for signage, automotive parts, household appliances, paints and industrial coatings. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

Production, Raw Materials and Facilities

Production

In our aromatics segment, we produce cumene through an alkylation reaction of benzene and refinery grade propylene ("propylene"). We purchase both benzene and propylene from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

Raw Materials

The primary raw materials we purchase from third parties include benzene and propylene. We purchase benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Facilities

Pasadena, Texas Facility.    We produce cumene at our Pasadena, Texas facility, which, based upon its cumene production capacity, is one of the world's largest cumene plants. Our benzene and propylene requirements for the production of cumene at this facility are delivered to the facility by multiple transportation modes.

Plaquemine, Louisiana Facility.    The operations of our aromatics segment at this facility includes the production of phenol and acetone. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges. This facility also houses certain operations of our chlorovinyls segment. See "—Chlorovinyls Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facility."

Seasonality

Operating income for our aromatics segment is affected by the cyclicality of the economy and the seasonality of the construction industry and the market for herbicides and pesticides, each of which experiences its highest level of activity during the spring and summer months. As a result of this sensitivity, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in industrial construction activity due to colder climatic conditions and the holidays.

Inventory Practices and Product Returns

In our aromatics segment, we do not maintain significant inventories relative to the volumes produced and sold. Product returns are insignificant.

Sales and Marketing

Four customers accounted for approximately 63 percent and 69 percent of the revenues of our aromatics segment for the years ended December 31, 2013 and 2012, respectively. None of these customers accounted for more than 10 percent of our consolidated total revenues in the years ended December 31, 2013 or 2012. In addition to domestic sales, we export a portion of the products of our aromatics segment.

The sales and marketing program of our aromatics segment is aimed at supporting our existing customers and expanding and diversifying our customer base. We have a dedicated sales force for our chemicals businesses, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. Our primary customers include major chemical companies, industrial end-users and distributors. The majority of our products are shipped from a production facility directly to the customer via truck, rail, barge and/or ship.

Competition

Our aromatics segment faces competition from numerous manufacturers, including Flint Hills Resources, CITGO Petroleum Corporation, Philadelphia Energy Solutions, Honeywell, Inc., Haverhill Chemicals LLC, INEOS Group and Royal Dutch Shell plc. This segment competes on a variety of factors, including price, product availability, quality, delivery and technical services.

Environmental Regulation

Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of December 31, 2013, we had reserves for environmental contingencies totaling approximately $64 million, of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $60 million to $100 million.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2013, we have accrued $25 million for the costs associated with this matter.

  •
  We have reserved approximately $15 million for environmental contingencies related to on-site remediation at our Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments ("HSWA") of the Resource Conservation and

    Recovery Act ("RCRA"). The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  We have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System ("NPDES") permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that the reviews we conducted in connection with our evaluation of, and determination to enter into, the Transactions, may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be adequately valued. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and such costs can be reasonably estimated. Any increase in these costs, or any material restrictions, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemicals companies, are currently required to file certain governmental reports relating to greenhouse gas ("GHG") emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the new regulations will require significant capital expenditures which we currently estimate at approximately $30 million. In addition coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

  •
  In April 2012, the EPA issued final regulations to update emissions limits for PVC and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. Based on a preliminary evaluation of the PVC MACT regulation as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to comply with the PVC MACT regulation, we expect that the capital expenditures necessary to comply would be approximately $15 million. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

  •
  In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium, West Virginia facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

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

Employees

As of December 31, 2013 we had approximately 6,000 full-time employees. We employ approximately 1,600 employees, representing 27 percent of our workforce, under collective bargaining agreements that expire at various times through 2018. We believe our relationships with our employees and their representative organizations are good.

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

The historical operating results for our chlorovinyls and aromatics chemical businesses have tended to reflect the cyclical and volatile nature of the chemicals industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity increase, resulting in oversupply and declining prices and profit margins for those products. A number of the products of our chlorovinyls and aromatics segments are highly dependent on markets that are particularly cyclical, such as the building and construction, paper and pulp and automotive markets. As a result of changes in demand for our products, our operating rates and earnings fluctuate significantly, not only from year to year, but also from quarter to quarter, depending on factors such as feedstock costs, transportation costs and supply and demand for the product produced at the facility during that period. In order to compensate for changes in demand, we have historically operated individual facilities below or above rated capacities in any period, and we expect to continue this practice in the future. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect periodic results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Industry-wide capacity expansions or the announcement of such expansions have generally led to a decline in the pricing of our chemical products in the affected product line. We cannot provide any assurances that future growth in product demand will be sufficient to utilize any additional capacity.

In addition, the cyclical and seasonal nature of the building products industry, which is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. The levels of home repair and remodeling and new construction spending declined significantly in the 2009 through 2011 period as compared to 2008, recovering slightly in 2012 and 2013 compared to historical levels. In response to these significant market declines, we closed facilities and sold certain businesses and assets, and we may be required to do so again in the future in response to any similar future declines. It is unclear whether demand for these products will stabilize or whether demand for our building products will further decline.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations; the costs associated with compliance with these regulations could materially adversely affect our financial condition and results of operations, and the failure to comply could expose us to material liabilities.

Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of December 31, 2013, we had reserves for environmental contingencies totaling approximately $64 million, of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $60 million to $100 million.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with LDEQ and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2013, we have accrued $25 million for the costs associated with this matter.

  •
  We have reserved approximately $15 million for environmental contingencies related to on-site remediation at our Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the HSWA. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  We have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address NPDES permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that the reviews we conducted in connection with our evaluation of, and determination to enter into, the Transactions, may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be adequately valued. For example, our Natrium, West Virginia facility and Lake Charles South Facility both have been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and such costs can be reasonably estimated. Any increase in these costs, or any material restrictions, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemicals companies, are currently required to file certain governmental reports relating to GHG emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the EPA has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued the Boiler MACT regulations, which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the regulations will require significant capital expenditures, which we currently estimate at approximately $30 million. In addition coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

  •
  In April 2012, the EPA issued the PVC MACT regulation to update emissions limits for PVC and copolymer production. The regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. Based on a preliminary evaluation of the PVC MACT regulation as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to comply with the PVC MACT regulation, we expect that the capital expenditures necessary to comply would be approximately $15 million. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

  •
  In March 2011, the EPA proposed amendments to the Mercury MACT regulations. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium, West Virginia facility. No assurances as to the timing or content of the final regulation, or its ultimate impact on us, can be provided.

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

Natural gas, ethylene, electricity, fuel and raw materials costs, and other external factors beyond our control, as well as changes in the level of activity in the home repair and remodeling and new home construction sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, ethylene, electricity, fuel, raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas, ethylene and other raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture building products. Most of the raw materials we use, including ethylene, are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of capacity additions or facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no assurance that we will be able to successfully do so in the future.

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

Hazards associated with manufacturing may materially adversely affect our business or results of operations.

There are a number of hazards associated with chlorovinyls and aromatics chemical manufacturing and building products manufacturing in our current operations, as well as in the use, storage and transportation of related raw materials, products and wastes. The occurrence of any such hazardous events could lead to an interruption or suspension of operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole. Some of the hazards associated with our current operations include:

  •
  pipeline and storage tank leaks and ruptures;

  •
  explosions and fires;

  •
  inclement weather and natural disasters;

  •
  mechanical failure;

  •
  unscheduled downtime;

  •
  labor difficulties with workforce under collective bargaining agreements;

  •
  transportation interruptions;

  •
  transportation accidents involving our chemical products;

  •
  remediation complications;

  •
  terrorist acts; and

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, any of which could lead to claims or material liability under environmental or other laws. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business. In addition, such insurance could become more expensive and difficult to maintain and, may not be available to us on commercially reasonable terms or at all.

We are exposed to significant losses from product liability claims relating to the products we manufacture in each of our reportable segments. Additionally, individuals currently seek, and likely will continue to seek, damages for alleged personal injury or property damage due to alleged exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. In connection with the consummation of the Transactions, our exposure to potential losses from products liability, personal injury and other claims significantly increased as a result of existing and possible future lawsuits and claims relating to the Merged Business and its products. For example, we are currently involved in litigation with, among others, the Suffolk County, New York Water Authority relating to the claims involving the manufacture of perchloroethylene and a significant number of other contract, product liability and other matters. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management's attention and resources. Although we maintain and expect to continue to maintain appropriate amounts of insurance for products liability, workplace exposure, workers' compensation and other claims, the amount and scope of such insurance may not be adequate or available to cover a claim that is successfully asserted against us. In addition, such insurance could become more expensive and difficult to maintain and, may not be available to us on commercially reasonable terms or at all. The results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our liquidity, financial condition or results of operations.

Our level of indebtedness could adversely affect our ability to operate our business.

As of December 31, 2013, we had $1,332.8 million of outstanding debt, including indebtedness of $194.8 million, net of $2.4 million debt issuance costs under the term loan facility, which matures in 2017 (the "Term Facility"), $450.0 million of indebtedness represented by the $450.0 million aggregate principal amount of our 4.875 percent senior notes due 2023 (the "4.875 Notes") and $688.0 million aggregate principal amount of 4.625 percent senior notes due 2021 (the "4.625 Notes") of Eagle Spinco Inc., a wholly-owned subsidiary of PPG that merged with a wholly-owned subsidiary of ours in the Transactions ("Splitco"). Our level of indebtedness could have important consequences. For example, it could:

  •
  require us to dedicate a portion of our cash flow from operations to payments on our debt, reducing the amount of cash flow available for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  place us at a disadvantage compared to our competitors that have less debt and, thus, may have greater flexibility to use their cash flows to pursue business opportunities that may improve their businesses and financial performance;

  •
  expose us to fluctuations in the interest rate environment because the interest rates on borrowings under the asset-based revolving credit facility (the "ABL Revolver") are variable;

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

The ABL Revolver, the Term Facility and the indentures governing the 4.875 Notes and the 4.625 Notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

The agreements that govern the terms of our and our subsidiaries' existing debt, including the ABL Revolver, the Term Facility and the indentures governing the 4.875 Notes and the 4.625 Notes, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: incur additional indebtedness; incur liens; make investments and sell assets, including the stock of subsidiaries; pay dividends and make other distributions; purchase our stock; engage in business activities unrelated to our current business; enter into transactions with affiliates; or consolidate, merge or sell all or substantially all of our assets.

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

Furthermore, there are limitations on our ability to borrow the full amount of commitments under the ABL Revolver. Borrowings under the ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, (i) if our availability under the ABL Revolver falls below a certain amount, we will be subject to compliance with a covenant requiring us to maintain a consolidated fixed charge coverage ratio of at least 1.1 to 1.0; and (ii) we are subject to a consolidated secured debt ratio of 3.50 to 1.00 under the Term Facility. Our ability to comply with any required fixed charge coverage ratio and consolidated secured debt ratio can be affected by events beyond our control, and we cannot assure you we will be able to comply with these ratios. A breach of the covenants requiring compliance with these ratios, or with any other covenants in these debt agreements, could result in a default under the ABL Revolver or the Term Facility, as the case may be.

We rely on a limited number of outside suppliers for specified feedstocks and services.

We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers are unable to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business and results of operations. In connection with our acquisition of the vinyls business of Sasol Limited in 1999, we entered into agreements with Sasol Limited to provide specified feedstocks for our Lake Charles North Facility. These facilities are dependent upon Sasol Limited's infrastructure for services such as wastewater and ground water treatment, site remediation and fire water supply. Any failure of Sasol Limited to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our liquidity and results of operations. The agreements relating to these feedstocks and services had initial terms of one to 10 years. Most of these agreements have been automatically renewed, but may be terminated by Sasol Limited after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.

A vendor may choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could materially adversely affect our financial condition and liquidity, as could significant additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit.

We have assumed certain material pension and post-retirement welfare benefit obligations associated with the Merged Business. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

In the Transactions, we assumed certain substantial U.S. tax-qualified and non-tax-qualified pension obligations, as well as other post-retirement benefit obligations, related to employees and retirees of the Merged Business.

With respect to the tax-qualified pension obligations, the legally required level of pension assets will be transferred from the tax-qualified PPG pension plans to the pension plans established by us in respect of those liabilities. In addition to the standard minimum funding requirements, the Pension Protection Act of 2006 (the "Pension Act") (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act. The failure to meet the funding target could result in the imposition of fines or penalties. Funding obligations with respect to tax-qualified pension plans change due to, among other things, the actual investment return on plan assets. Continued volatility in the capital markets may have a further negative impact on the funded status of tax-qualified pension plans, which may in turn increase attendant funding obligations. In addition, nonqualified pension liabilities that we assumed are unfunded, and no assets were transferred by PPG to us in respect of these liabilities. The principal post-retirement welfare benefit liabilities assumed by us related to retirees associated with the Merged Business are obligations to provide retiree health benefits. No assets were transferred by PPG to us in respect of these liabilities as these obligations are unfunded.

The fair value of pension investment assets related to the Merged Business and assumed by us upon the consummation of the Transactions was $529 million as of December 31, 2013. As of the same date, our projected benefit obligation with respect to these assets was $508 million. The overfunded status of the U.S., Canadian, and Taiwanese pension obligations assumed by us calculated on a projected benefit obligation basis as of December 31, 2013, was approximately $21 million. The unfunded other post-retirement benefit obligations assumed by us as of December 31, 2013, were approximately $98 million. We funded approximately $8 million to the assumed pension and other post-retirement benefit plans for the year ended December 31, 2013 and expect to fund an additional $9 million in the year ending December 31, 2014.

With respect to key assumptions of the assumed plans, weighted average discount rates as of December 31, 2013 are estimated to be 4.80 percent and 4.65 percent respectively for pension and other post-retirement benefits and the weighted average initial healthcare trend rates are assumed to be 7.49 percent declining to 4.50 percent over 10 years. A 25 basis point increase to the December 31, 2013 discount rates would decrease the estimated benefit obligations for the U.S. and Canadian pension and post-retirement plans transferred from PPG by $16 million, whereas a 25 basis point decrease would increase the estimated benefit obligations by $17 million. If the assumed healthcare trend rates were 1 percent lower or 1 percent higher the estimated post-retirement benefit obligations for the transferred U.S. and Canadian post-retirement plans would decrease the obligations by $1.5 million or increase them by $2.5 million.

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

As for other post-retirement benefits and nonqualified pension liabilities, the obligations to make payments with respect to these liabilities in the future may increase for several reasons. For example, with respect to other post-retirement benefits, healthcare costs may escalate. These obligations will require annual funding that could restrict cash available to us for use for other purposes.

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

In addition, we compete with national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we have. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of the competitors of our building products business have operated in the industry longer than we have. Additionally, our building products face competition from alternative materials, such as wood, metal, fiber cement and masonry in siding, wood and aluminum in windows and iron and cement in pipe and fittings. An increase in competition from other vinyl exterior building products manufacturers or alternative building materials could cause us to lose customers and lead to decreases in net sales and profitability. To the extent we lose customers in the renovation and remodeling markets, we would likely have to market to the new home construction market, which historically has experienced more significant fluctuations in demand.

We rely heavily on third party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may materially adversely affect our operations.

We rely heavily on railroads, barges and other shipping companies to transport raw materials to the manufacturing facilities used by each of our businesses and to ship finished products to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. For example, our costs of transporting our chlor-alkali products, particularly railroad shipment costs, are a significant portion of our cost of sales, and have been increasing over the past several years. If these cost increases continue, and we are unable to control them or pass the increased costs onto customers, our profitability in our chlor-alkali segment would be negatively impacted.

The integration of the Merged Business with the businesses we operated prior to the Transactions may not be successful or the anticipated benefits from the Transactions may not be realized.

We continue to integrate and coordinate key elements of the Merged Business with our historical operations, but we have significantly more sales, assets and employees than we did prior to the Transactions. The process of integrating the Merged Business with the businesses we operated prior to the Transactions has required, and will continue to require, us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management has been required, and will continue to be required, to devote a significant amount of time and attention to the process of integrating the operations of the Merged Business with our pre-Transactions operations. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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

Even if we are able to successfully combine the two business operations, it may not be possible to realize the additional benefits of the increased sales volume and other benefits, including the additional synergies that are expected to result from the Transactions during our 2014 fiscal year and thereafter, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. If we fail to realize the benefits we anticipate from the acquisition, our liquidity, results of operations or financial condition may be adversely affected.

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

As of December 31, 2013, we had approximately 6,000 active employees. Approximately 1,600 or 27 percent, of these employees are represented by labor unions and are therefore subject to collective bargaining agreements that will expire by the end of 2018. At our Lake Charles South Facility and Natrium, West Virginia facility, two of our largest facilities, approximately 62 percent and 67 percent, respectively, of the workforce operates under collective bargaining agreements.

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

From time to time, and subject to any applicable restrictions arising from the Transactions, the agreements governing our existing debt or otherwise, we may enter into agreements to dispose of certain assets. However, we cannot assure you that we will be able to dispose of any such assets at any anticipated prices, or at all, or that any such sale will occur during any anticipated time frame. In addition, subject to any applicable restrictions arising from the Transactions, the agreements governing our existing debt or otherwise, we may engage in business combinations, purchases of assets or contractual arrangements or joint ventures. Subject to any applicable restrictions arising from the Transactions, the agreements governing our existing debt or otherwise, some of these transactions may be financed with our additional borrowings. The integration of any business we may acquire may be disruptive to us and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected efficiencies and synergies from any transactions are not fully realized, our results of operations could be adversely affected, because of the costs associated with such transactions or otherwise. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. The failure to realize the expected long-term benefits of any one or more of these transactions could have a material adverse effect on our financial condition or results of operations.

Our participation in joint ventures exposes us to a number of risks, including risks of shared control.

From time to time we enter into joint ventures, such as our building products strategic joint venture arrangements with several customers, our ownership of a 60 percent interest in the TCI joint venture and our joint venture in RS Cogen. We expect that we will evaluate opportunities to enter into additional joint ventures in the future, subject to any applicable restrictions arising in connection with the Transactions and the agreements governing our existing debt. The nature of a joint venture requires us to share control with unaffiliated third parties. If there are differences in views among joint venture participants in how to operate the joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, in particular, the Canadian dollar, would not materially adversely affect our financial results.

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

The tax matters agreement we entered into with Splitco and PPG in connection with Transactions generally prohibits us and our affiliates from taking certain actions that could cause the Transactions to fail to qualify as tax-free transactions. In particular, for a two-year period following January 28, 2013, the date the Transactions were consummated, we may not:

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

  •
  liquidate or partially liquidate;

  •
  discontinue the active conduct of the Merged Business; or

  •
  sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 30 percent of the consolidated gross assets of Splitco and/or its subsidiaries (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of the Term Facility or the Splitco Notes).

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

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flow.

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

  •
  the availability and pricing of energy and raw materials;

  •
  risks, hazards and potential liabilities associated with manufacturing chemicals and building products;

  •
  changes in the general economy, including the impacts of the current, and any potential future, economic uncertainties in the housing and construction markets;

  •
  our level of indebtedness and debt service obligations and ability to continue to comply with the covenants in the ABL Revolver, the Term Facility and the indentures governing the 4.875 Notes and the 4.625 Notes;

  •
  our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

  •
  risks, costs, liabilities, pension and post-retirement welfare benefit obligations, unexpected delays and operating restrictions associated with integrating the Merged Business;

  •
  competition within our industry;

  •
  the integration of the Merged Business with the businesses we operated prior to the Transactions not being successful;

  •
  complications resulting from our multiple ERP systems and the implementation of our new ERP systems;

  •
  strikes and work stoppages relating to the workforce under collective bargaining agreements;

  •
  any impairment of goodwill, indefinite-lived intangible assets or other intangible assets;

  •
  the failure to realize the benefits of, and/or disruptions resulting from, any asset dispositions, asset acquisitions, joint ventures, business combinations or other transactions, including the Transactions;

  •
  shared control of our joint ventures with unaffiliated third parties, including the ability of such joint venture partners to fulfill their obligations;

  •
  fluctuations in foreign currency exchange and interest rates;

  •
  the significant restrictions on our business operations set forth in the agreements governing the Transactions; and

  •
  the failure to adequately protect our data and technology systems.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

Executive Officers of Axiall Corporation

The following is additional information regarding our executive officers as of February 28, 2014:

Dean Adelman, 48, has served as the Vice President of Human Resources since February 2013. Before then, he was the Senior Vice President of Human Resources and Chief Administration Officer of BlueLinx Corporation from 2005 to 2013.

George Biltz, 55, has served as the Company's Chief Strategy Officer since August 2013. Before then, he was employed by The Dow Chemical Company as Vice President, Energy and Climate Change, since April 2011, and as Vice President Strategy Planning and Mergers and Acquisitions, from December 2008 until April 2011.

Joseph C. Breunig, 52, has served as Executive Vice President, Chemicals, since August 2010. Before then he was employed by BASF Corporation where, since 2005, he held the position of Executive Vice President and President of Market and Business Development for North America.

Paul D. Carrico, 63, has been a director and has served as our President and Chief Executive Officer since February 2008. Before then, he had served as Vice President, Chemicals and Vinyls since October 2006, Vice President, Polymer Group from May 2005 until October 2006 and Business Manager, Resin Division from 1999, when he joined our Company, until May 2005.

Timothy Mann, Jr., 48, has served as Executive Vice President, General Counsel and Secretary since July 2012. For more than five years prior to joining us, he was a partner at the international law firm of Jones Day, where his practice focused primarily on public and private merger and acquisition activities and corporate governance, including executive compensation and general corporate counseling.

Mark J. Orcutt, 58, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

Gregory C. Thompson, 58, has served as Chief Financial Officer since February 2008. Before then, he was the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

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

We lease office space for our principal executive offices in Atlanta, Georgia, for other administrative functions in Pittsburgh, Pennsylvania, for research and development functions in Monroeville, Pennsylvania and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

Substantially all of our owned facilities are pledged as security for indebtedness under the ABL Revolver and the Term Loan.

We believe our current facilities are adequate to meet the requirements of our present operations.

Item 3.    LEGAL PROCEEDINGS.

We are currently, and may in the future become, subject to claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

For information regarding certain other environmental matters, see Item 1. Business "Environmental Regulation," and Note 10 to the audited financial statements in the Annual Report on Form 10-K.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Axiall Corporation's common stock is listed on the New York Stock Exchange under the symbol "AXLL." At February 21, 2014, there were 505 stockholders of record.

Market Price of Common Stock

The high and low market price per share, as well as the dividends paid per share for the Company's common stock in 2013 and 2012 were as follows:

	2013			2012
	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First quarter	$64.96	$40.75	$-	$35.56	$20.24	$-
Second quarter	$62.37	$40.27	$0.08	$37.24	$23.80	$-
Third quarter	$48.00	$36.31	$0.08	$40.88	$24.52	$0.08
Fourth quarter	$50.61	$36.38	$0.16	$47.17	$35.27	$0.16

Dividends Payable Per Share

Under the ABL Revolver, cash dividend payments in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding the dividend payment and our consolidated fixed charge coverage ratio (as defined in the definitive documentation governing the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to the proposed dividend payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the definitive documentation governing the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

PERFORMANCE GRAPH

The graph below presents a comparison of the five-year cumulative total returns of an investment in our common stock, the Standard & Poor's 400 MidCap Index (the "400 Index") and the Standard & Poor's Chemical MidCap Index (the "Chemical Index"). We believe these indices provide the closest comparison to our line of business. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. Furthermore, the indicated performance of our common stock from and after July 29, 2009 includes the impact of a 1-for-25 reverse stock split affected on such date.

Total Shareholder Returns (Indexed)
Axiall versus S&P 400 MidCap Index and S&P 400 Chemicals Index

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

The graph below presents a comparison of the cumulative total returns of an investment in each of our common stock, the S&P 400 Index and the S&P 400 Chemical Index on July 29, 2009, the date we completed a 1-for-25 reverse stock split, until December 31, 2013. We believe this graph, as well as the foregoing graph and the remainder of the information presented in this Annual Report on Form 10-K, should be considered by investors when evaluating our recent results of operations and stock price performance. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock.

Total Shareholder Returns (Indexed) from July 29, 2009
Axiall versus S&P 400 MidCap Index and S&P 400 Chemicals Index

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

	Year Ended December 31,
(In millions, except per share data, percentages and employees)	2013*	2012	2011	2010	2009
Results of Operations:
Net sales	$4,666.0	$3,325.8	$3,222.9	$2,818.0	$1,990.1
Cost of sales	3,924.5	2,865.4	2,919.6	2,543.6	1,779.0
Selling, general and administrative expenses	299.1	203.5	168.2	160.0	182.9
Transaction related costs and other, net	35.6	38.9	3.3	0.1	6.9
Long-lived asset impairment charges (recoveries), net	36.0	(0.8)	8.3	-	21.8
Loss (gain) on sale of assets, net	-	(19.3)	(1.1)	-	0.1

Operating income (loss)	370.8	238.1	124.6	114.3	(0.6)
Interest expense	(77.6)	(57.5)	(65.6)	(69.8)	(131.1)
Loss on redemption and other debt costs	(78.5)	(2.7)	(4.9)	-	(42.8)
Gain on acquisition of controlling interest	25.9	-	-	-	-
Foreign exchange loss	-	(0.6)	(0.9)	(0.8)	(1.4)
Interest income	1.0	0.4	0.3	0.3	0.6
Gain on debt exchange	-	-	-	-	400.8

Income before income taxes	241.6	177.7	53.5	44.0	225.5
Provision for (benefit from) income taxes	73.6	57.2	(4.2)	1.3	94.5

Consolidated net income	168.0	120.5	57.7	42.7	131.0
Less net income attributable to noncontrolling interest	2.7	-	-	-	-

Net income attributable to Axiall	$165.3	$120.5	$57.7	$42.7	$131.0

Basic earnings per share attributable to Axiall	$2.46	$3.47	$1.66	$1.22	$8.27
Diluted earnings per share attributable to Axiall	$2.44	$3.45	$1.66	$1.22	$8.26
Dividends per common share (1)	$0.48	$0.24	$-	$-	$-
Financial Highlights:
Net working capital	$625.4	$488.3	$384.7	$400.4	$340.7
Property, plant and equipment, net	1,658.7	637.7	640.9	653.1	687.6
Total assets	5,877.2	1,801.3	1,644.2	1,665.7	1,604.6
Total debt	1,332.8	448.1	497.5	577.6	632.6
Lease financing obligation	104.7	112.3	109.9	112.4	106.4
Net cash provided by operating activities	325.7	231.2	187.4	183.8	0.7
Net cash used in investing activities	(139.6)	(56.7)	(136.5)	(44.6)	(26.0)
Net cash used in financing activities	(216.2)	(63.8)	(85.6)	(55.7)	(29.1)
Depreciation and amortization	218.0	89.8	101.5	99.7	117.7
Capital expenditures	196.1	80.3	66.4	45.7	30.1
Acquisitions, net of cash acquired	45.1	-	(71.4)	-	-
Maintenance expenditures	312.4	157.3	146.3	137.4	104.5
Other Selected Data:
Adjusted EBITDA (2)	$672.0	$334.9	$222.9	$201.4	$155.1
Weighted average common shares outstanding—basic	67.3	34.5	34.1	33.8	14.9
Weighted average common shares outstanding—diluted	67.8	34.8	34.1	33.8	14.9
Common shares outstanding	69.9	34.6	34.3	34.0	33.7
Return on sales	3.6%	3.6%	1.8%	1.5%	6.6%
Employees	6,000	3,877	4,073	3,619	3,489

*
Includes the Merged Business financial data as of December 31, 2013 and from January 28, 2013 (date of acquisition) through December 31, 2013.

(1)
Dividends per common share reflect $0.08 per share declared in the first and second quarters of 2013 and $0.16 per share declared in the third and fourth quarters of 2013.

(2)
Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the merger with the Merged Business, costs to attain merger-related synergies with the Merged Business, goodwill, intangibles, and other long-lived asset impairments, curtailment gains on certain pension plan amendments and interest expense related to the lease-financing transaction discussed in Note 8 to the accompanying consolidated financial statements, included in Item 8 to this Annual Report on Form 10-K.

Axiall has supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall. A reconciliation of Adjusted EBITDA to net income determined in accordance with GAAP is provided below:

	Year Ended December 31,
(In millions)	2013	2012	2011	2010	2009
Consolidated net income	$168.0	$120.5	$57.7	$42.7	$131.0
Provision for (benefit from) income taxes	73.6	57.2	(4.2)	1.3	94.5
Interest income	(1.0)	(0.4)	(0.3)	(0.3)	(0.6)
Gain on acquisition of controlling interest	(25.9)	-	-	-	-
Fair value inventory purchase accounting	13.4	-	1.6	-	-
Gain on debt exchange	-	-	-	-	(400.8)
Loss on redemption and other debt cost, net	78.5	2.7	4.9	-	42.8
Interest expense	77.6	57.5	65.6	69.8	131.1
Depreciation and amortization	218.0	89.8	101.5	99.7	117.7
Costs to attain merger synergies	24.8	-	-	-	-
Loss (gain) on sale of assets	-	(19.3)	(1.1)	-	0.1
Long-lived asset impairment charges (recoveries), net	36.0	(0.8)	8.3	-	21.8
Other (a)	9.0	27.7	(11.1)	(11.8)	17.5

Adjusted EBITDA	$672.0	$334.9	$222.9	$201.4	$155.1

(a)
"Other" for all years consists of lease financing obligation interest and loan cost amortization which is included in both the depreciation and amortization expense and interest expense lines above, as well as items management believes are not a part of ongoing operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable, paper, minerals, metals and water treatment industries. Our building products segment manufactures window and door profiles, trim, mouldings and deck products, siding, pipe and pipe fittings.

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions that resulted in our acquisition of substantially all the assets and liabilities of PPG's business related to the production of chlorine, caustic soda and related chemicals, ("the Merged Business") and the related financings (collectively the "Transactions"). The operations of the Merged Business are included in our financial results from January 28, 2013, the closing date of the merger.

The purchase price of the Merged Business of approximately $2.8 billion consisted of: (i) shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on Axiall's closing stock sale price of $50.24 on the last trade date prior to the closing date of the merger; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations.

In connection with the Transactions, through December 31, 2013, we paid approximately $56.3 million in fees and expenses, including: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $26.0 million of related professional and legal fees.

We expect to continue to incur significant costs in connection with the merger. These costs are expected to include costs to attain synergies including plant reliability improvement initiatives, transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, which management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the merger. A portion of these costs may be capitalized. We have previously estimated these expected costs to total $55.0 million in the aggregate. During the year ended December 31, 2013, we incurred $24.8 million of the estimated $55.0 million in costs to attain merger-related synergies, $14.5 million of which are included in transaction related costs and other, net in our consolidated statements of income and $10.3 million of which are included in cost of sales in our consolidated statements of income. We expect that substantially all remaining costs to attain merger synergies will be incurred in 2014.

Consolidated Overview

For the year ended December 31, 2013, net sales totaled $4,666.0 million, an increase of 40 percent compared to $3,325.8 million for the year ended December 31, 2012. Operating income was $370.8 million for the year ended December 31, 2013, an increase of $132.7 million from the $238.1 million of operating income for the year ended December 31, 2012. Adjusted EBITDA was $672.0 million for the year ended December 31, 2013 compared to $334.9 million for the year ended December 31, 2012. In addition, the Company reported Net Income Attributable to Axiall of $165.3 million, and Diluted Earnings Per Share attributable to Axiall of $2.44 for the year ended

December 31, 2013, compared to Net Income Attributable to Axiall of $120.5 million, and Diluted Earnings Per Share attributable to Axiall of $3.45 for the year ended December 31, 2012. The Company reported Adjusted Net Income of $266.1 million, and Adjusted Earnings Per Share of $3.93 for the year ended December 31, 2013, compared to Adjusted Net Income of $138.2 million, and Adjusted Earnings Per Share of $3.95 for the year ended December 31, 2012. See Reconciliation of Non-GAAP Financial Measures on page 56. The increases in net sales, operating income, Adjusted EBITDA, net income attributable to Axiall, Adjusted Net Income and Adjusted Earnings Per Share for the year ended December 31, 2013 as compared to the year ended December 31, 2012, are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the merger. The decrease in Diluted Earnings Per Share for the year ended December 31, 2013 as compared to the year ended December 31, 2012, is primarily attributable to the merger, as we doubled the number of weighted average shares outstanding and incurred significant transaction related costs and other, net and financing costs related to the merger.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, hydrochloric acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows:

  •
  Net sales totaled $2,917.3 million and $1,344.9 million for the years ended December 31, 2013 and 2012, respectively, increasing approximately 117 percent, principally due to the inclusion of sales from the Merged Business.

  •
  Operating income and Adjusted EBITDA increased to $434.9 million and $624.5 million, respectively, for the year ended December 31, 2013 versus operating income and Adjusted EBITDA of $237.2 million and $264.4 million, respectively, the year ended December 31, 2012. The increases in operating income and Adjusted EBITDA were principally due to the inclusion of operating results from the Merged Business.

Our chlorovinyls segment is cyclical in nature and is affected by domestic and worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in the overall profitability of our chlorovinyls segment. The demand for our chlorovinyls products tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction. Global operating rates also materially affect the prices of chlorovinyls products. Historically, in periods of high operating rates, prices rise and margins increase and, as a result, new capacity is announced. Since world scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed or, in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats.

In addition, purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of the primary raw materials used in our chlorovinyls products, including ethylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends, but are also driven by changes in supply and demand.

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows:

  •
  Net sales totaled $849.9 million and $876.6 million for the years ended December 31, 2013 and 2012, respectively, decreasing approximately 3 percent primarily due to lower sales volumes in Canada for the year ended December 31, 2013, offset partially by higher sales volumes in the U.S.

  •
  For the year ended December 31, 2013, our building products segment's geographical sales to the United States and Canada were 50 percent and 49 percent respectively, compared with 46 percent and 53 percent for year ended December 31, 2012.

  •
  Operating income was $3.0 million and Adjusted EBITDA was $70.7 million, for the year ended December 31, 2013 compared to operating income and Adjusted EBITDA of $18.4 million and $57.5 million, respectively, for the year ended December 31, 2012. The $15.4 million decline in operating income was primarily driven by a $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets in our window and door profiles reporting unit. The $13.2 million increase in Adjusted EBITDA was primarily due to higher gross margin, due to lower materials costs, improved conversion costs and lower selling, general and administrative expenses.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows:

  •
  Net sales were $898.8 million and $1,104.3 million for the years ended December 31, 2013 and 2012, respectively, decreasing 19 percent due to a 36 percent decrease in the sales volume of cumene and a 9 percent decrease in the sales volume for phenol and acetone, partially offset by a 13 percent increase in the average overall sales price for cumene, phenol and acetone. The decrease in the sales volume of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export sales for phenol and phenol derivatives, products for which cumene is a raw material. The decrease in the sales volume for phenol was primarily attributable to lower export sales due to reduced export opportunities. The higher sales prices were driven primarily by higher costs for the raw materials propylene and benzene.

  •
  Operating income and Adjusted EBITDA were $29.1 million and $30.3 million, respectively, for the year ended December 31, 2013 compared to $64.6 million and $66.1 million, respectively, for the year ended December 31, 2012. The decreases in operating income and Adjusted EBITDA were primarily the result of a decline in sales volume coupled with a $0.6 million inventory holding gain during the year ended December 31, 2013 versus a $16.3 million inventory holding gain in the year ended December 31, 2012.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our consolidated statements of income data for each of the years ended December 31, 2013, 2012 and 2011, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
(Dollars in millions)	2013		2012		2011
Net sales	$4,666.0	100.0%	$3,325.8	100.0%	$3,222.9	100.0%
Cost of sales	3,924.5	84.1%	2,865.4	86.2%	2,919.6	90.6%

Gross margin	741.5	15.9%	460.4	13.8%	303.3	9.4%
Selling, general and administrative expenses	299.1	6.4%	203.5	6.1%	168.2	5.2%
Transaction related costs and other, net	35.6	0.8%	38.9	1.2%	3.3	0.1%
Long-lived asset impairment charges (recoveries), net	36.0	0.8%	(0.8)	-%	8.3	0.3%
Gain on sale of assets	-	-%	(19.3)	(0.6)%	(1.1)	-%

Operating income	370.8	7.9%	238.1	7.2%	124.6	3.9%
Interest expense	(77.6)	(1.7)%	(57.5)	(1.7)%	(65.6)	(2.0)%
Loss on redemption and other debt costs	(78.5)	(1.7)%	(2.7)	(0.1)%	(4.9)	(0.2)%
Gain on acquisition of controlling interest	25.9	0.6%	-	-%	-	-%
Foreign exchange loss	-	-%	(0.6)	-%	(0.9)	-%
Interest income	1.0	-%	0.4	-%	0.3	-%

Income before taxes	241.6	5.2%	177.7	5.3%	53.5	1.7%
Less provision for (benefit from) income taxes	73.6	1.6%	57.2	1.7%	(4.2)	(0.1)%

Consolidated net income	168.0	3.6%	120.5	3.6%	57.7	1.8%
Less net income attributable to noncontrolling interest	2.7	0.1%	-	-%	-	-%

Net income attributable to Axiall	$165.3	3.5%	$120.5	3.6%	$57.7	1.8%

The following table sets forth certain financial data, by reportable segment, for each of the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(Dollars in millions)	2013		2012		2011
Sales
Chlorovinyls products	$2,917.3	62.5%	$1,344.9	40.4%	$1,318.7	40.9%
Building products	849.9	18.2%	876.6	26.4%	883.9	27.4%
Aromatics products	898.8	19.3%	1,104.3	33.2%	1,020.3	31.7%

Net sales	$4,666.0	100.0%	$3,325.8	100.0%	$3,222.9	100.0%

Operating income (loss)
Chlorovinyls products	$434.9		$237.2		$143.3
Building products	3.0		18.4		7.5
Aromatics products	29.1		64.6		10.4
Unallocated corporate	(96.2)		(82.1)		(36.6)

Total operating income	$370.8		$238.1		$124.6

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Consolidated Results

Net sales.    For the year ended December 31, 2013, net sales totaled $4,666.0 million, an increase of $1,340.2 million or 40 percent versus $3,325.8 million for the year ended December 31, 2012. The net sales increase was primarily attributable to our chlorovinyls segment, principally due to the inclusion of sales from the Merged Business.

Gross margin percentage.    Total gross margin percentage rose to 16 percent for the year ended December 31, 2013 from 14 percent for the year ended December 31, 2012. This increase in gross margin percentage was primarily attributable to higher caustic soda sales after the addition of the Merged Business, with the chlorovinyls segment contributing 76 percent to the total gross margin during the year ended December 31, 2013 versus a 56 percent contribution from that segment during the comparable period in 2012. The chlorovinyls segment's gross margin for the year ended December 31, 2013, was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustment related to the Merged Business during the year ended December 31, 2013. Gross margin was also impacted unfavorably by $10.3 million of costs to attain merger-related synergies related to plant reliability improvement initiatives during the year ended December 31, 2013. These unfavorable impacts were offset by the higher caustic soda sales from the addition of the Merged Business.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $299.1 million for the year ended December 31, 2013, a 47 percent increase from $203.5 million for the year ended December 31, 2012. The increase in selling, general and administrative expenses was primarily due to the addition of selling, general and administrative expenses of the Merged Business.

Transaction related costs and other, net.    Transaction related costs and other, net, decreased 8 percent to $35.6 million for the year ended December 31, 2013 from $38.9 million during the year ended December 31, 2012. The decrease was primarily due to a lower amount of professional fees associated with the Transactions in 2013, as compared to the prior year. During the year ended December 31, 2013, we incurred $34.4 million in integration costs to attain merger-related synergies versus

$5.6 million for the year ended December 31, 2012. In addition, during the year ended December 31, 2013, we incurred $7.2 million in merger-related deal costs versus $30.2 million in 2012 which for 2012 included costs related to a withdrawn unsolicited proposal to acquire us.

Long lived asset impairment charges (recoveries), net.    Long lived asset impairment charges totaled $36.0 million for the year ended December 31, 2013 compared to a recovery of $0.8 million, net for the year ended December 31, 2012. The $36.8 million increase was primarily due to a $24.9 million non-cash impairment charge to write-down the goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment during 2013. The impairment charge was the result of our evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows. In addition, in 2013 we wrote-off approximately $11.1 million primarily related to certain duplicated assets as a result of the merger and other restructuring transactions.

Gain on sale of assets.    In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million. In addition, during the year ended December 31, 2012, we recognized a gain of $1.9 million on the sale of other assets. These gains are included in gain on sale of assets in our chlorovinyls segment and in our consolidated statements of income for the year ended December 31, 2012.

Operating Income.    Operating income increased to $370.8 million for the year ended December 31, 2013 from $238.1 million for the year ended December 31, 2012, as a result of the reasons described above and in more detail in our segment discussions.

Interest expense.    Interest expense increased to $77.6 million for the year ended December 31, 2013 from $57.5 million for the year ended December 31, 2012. This increase of $20.1 million in interest expense was primarily attributable to a higher overall average debt balance during the year ended December 31, 2013, primarily due to the additional debt we incurred in connection with the Transactions, compared to the year ended December 31, 2012, partially offset by lower interest rates on our outstanding indebtedness.

Loss on redemption and other debt cost.    Loss on redemption and other debt costs resulted from financing the Transactions and financing fees associated with the redemption of our 9 percent notes. The redemption of our 9 percent notes included a $55.4 million make-whole payment that is included in loss on redemption and other debt costs.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest in our PHH joint venture that we did not previously own. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $25.9 million as a result of remeasuring our prior equity interest in PHH that we held before the merger.

Provision for income taxes.    The provision for income taxes was $73.6 million and $57.2 million for the years ended December 31, 2013 and 2012, respectively. Our effective income tax rates for the years ended December 31, 2013 and 2012, were 30.5 percent and 32.2 percent, respectively. The difference in the effective income tax rates as compared to the U.S. statutory federal income tax rate in 2013 was primarily due to various permanent differences, including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $2.7 million. The difference in the effective income tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences, including deductions for manufacturing activities, certain merger-related costs and the favorable impact of changes in uncertain tax positions of $6.0 million.

Chlorovinyls Segment

Net sales.    Net sales totaled $2,917.3 million for the year ended December 31, 2013, an increase of 117 percent versus net sales of $1,344.9 million for the year ended December 31, 2012. Our overall net sales increase was primarily due to the inclusion of sales from the Merged Business. Our operating rates in the chlorovinyls segment for the year ended December 31, 2013 exceeded the IHS published December 2013 year-to-date estimated industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $197.7 million to $434.9 million for the year ended December 31, 2013 from $237.2 million for the year ended December 31, 2012. This increase in operating income was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustments related to the merger, which is reflected in the increased cost of sales. Operating income was also unfavorably impacted by the increase in ethylene and natural gas prices for the year ended December 31, 2013 compared to the year ended December 31, 2012. Operating income was also impacted by $10.3 million of costs incurred in the year ended December 31, 2013, to attain merger-related synergies related to plant reliability improvement initiatives. The Adjusted EBITDA increase of $360.1 million to $624.5 million for the year ended December 31, 2013 from $264.4 million for the year ended December 31, 2012 was predominantly due to the same reasons as the increase in operating income less the impact of a $13.4 million fair value of inventory purchase accounting adjustments and cost to attain merger-related synergies, integration costs and additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business. These unfavorable impacts were offset by the higher caustic soda sales from the addition of the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $849.9 million for the year ended December 31, 2013, a decrease of 3 percent versus $876.6 million for the year ended December 31, 2012. The decrease in net sales was a result of lower sales volumes in Canada partially offset by higher sales volumes in the U.S. For the year ended December 31, 2013, our building products segment's geographical sales to the U.S. and Canada were 50 percent and 49 percent respectively, compared with 46 percent and 53 percent for the year ended December 31, 2012.

Operating Income.    Operating income was $3.0 million for the year ended December 31, 2013 compared to $18.4 million for the year ended December 31, 2012, representing a $15.4 million unfavorable change for 2013 versus 2012. The decrease in operating income was primarily driven by a $24.9 million non-cash impairment charge to write down goodwill and other intangible assets in our window and door profiles reporting unit during 2013. The impairment charge was the result of our evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows. There were no impairment charges related to goodwill and other intangible assets for the year ended December 31, 2012. In addition, we recorded $3.6 million in restructuring related long-lived asset impairment charges during the year ended December 31, 2013, compared to a recovery of $0.8 million, net for restructuring charges during the year ended December 31, 2012. In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants within the window and door profiles reporting unit to improve utilization and efficiencies. Adjusted EBITDA increased to $70.7 million for the year ended December 31, 2013 compared to Adjusted EBITDA of $57.5 million for the year ended December 31, 2012. The $13.2 million increase in Adjusted EBITDA was primarily due to higher gross margin, as a result of lower materials costs, improved conversion costs and lower selling, general and administrative expenses.

Aromatics Segment

Net Sales.    Net sales were $898.8 million for the year ended December 31, 2013, a decrease of 19 percent versus $1,104.3 million for the year ended December 31, 2012. The net sales decrease primarily resulted from a 28 percent decline in our overall sales volume driven by lower cumene, phenol and acetone demand, lower export contract sales volumes for phenol and lower opportunistic export and domestic sales volumes for cumene during the year ended December 31, 2013 versus the year ended December 31, 2012. The decrease in sales volume for phenol was primarily attributable to lower export sales due to reduced export opportunities. The sales volume decrease was partially offset by a 13 percent increase in overall average sales prices driven by a 10 percent increase in the sales price of cumene and 6 percent increase in the sales price for phenol and acetone. The sales price increases reflected higher costs for propylene and benzene.

Operating income.    Operating income decreased by $35.5 million to $29.1 million for the year ended December 31, 2013 from $64.6 million for the year ended December 31, 2012. The decline in operating income was due to a decline in sales volume in 2013 when compared to 2012, coupled with an inventory holding gain of $0.6 million in the year ended December 31, 2013 compared to an inventory holding gain of $16.3 million during the year ended December 31, 2012. In addition, our operating rates for the aromatics segment were lower in the year ended December 31, 2013, versus the year ended December 31, 2012. For the year ended December 31, 2013, our aromatics segment's operating rates for both cumene and phenol/acetone were below the industry operating rates as reported in the December 2013 Chemical Data Inc. publication. The reduction in our operating rates for 2013 as compared to 2012 was caused primarily by a planned phenol plant outage during August 2013. Adjusted EBITDA decreased by $35.8 million to $30.3 million for the year ended December 31, 2013 from $66.1 million for the year ended December 31, 2012 predominantly due to the same reasons as the decrease in operating income.

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

Transaction related costs, restructuring and other, net.    Transaction related costs, restructuring and other, net, increased by $35.6 million to $38.9 million for 2012 primarily due to a $35.8 million expense incurred during 2012 related to professional fees associated with the Transactions and a subsequently withdrawn unsolicited proposal to acquire us.

Gain on sale of assets.    Gain on sale of assets for the year ended December 31, 2012 primarily consists of a $17.4 million gain on the sale of our air separation plant in Plaquemine, Louisiana.

Interest Expense, net.    Interest expense, net, decreased to $57.1 million for the year ended December 31, 2012 from $65.3 million for the year ended December 31, 2011. This decrease in interest expense, net, of $8.2 million was primarily attributable to a lower overall outstanding debt balance during the year ended December 31, 2012 compared to 2011. During 2012 and 2011, we repaid debt in the aggregate amount of approximately $50.0 million and $82.1 million, respectively.

Loss on redemption of debt.    During the year ended December 31, 2012, we redeemed a portion of our 9.0 percent senior secured notes due 2017 (the "9 percent notes") for the aggregate principal amount of $50.0 million plus redemption and other costs, resulting in a loss of approximately $2.7 million. During the year ended December 31, 2011, we redeemed all of our 7.125 percent senior notes due 2012, our 9.5 percent senior notes due 2014 and our 10.75 percent senior subordinated notes due 2016 that remained outstanding for the aggregate principal amount of $82.1 million plus redemption and other costs, resulting in a loss of approximately $4.9 million.

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

Chlorovinyls Segment

Net Sales.    Net sales totaled $1,344.9 million for the year ended December 31, 2012 compared with net sales of $1,318.7 million for the year ended December 31, 2011. Net sales increased approximately 2 percent as a result of an increase in our overall sales prices of 2 percent on flat sales volume compared to the year ended December 31, 2011. Our overall sales price increase was primarily due to the increase in the sales price of caustic soda and vinyl compounds offset by a decrease in the vinyl resin sales price due to lower feedstocks costs. According to IHS, the caustic soda industry sales price increased 11 percent from 2011 to 2012. Our vinyl compounds sales prices increased approximately 4 percent from 2011 to 2012. Our overall chlorovinyls sales volume remained unchanged as an increase in vinyl resin export sales volume of 37 percent was offset by planned and unplanned outages at our Plaquemine, Louisiana facility during the year ended December 31, 2012, which, in turn, was partially offset by reduced operating rates in 2011 that were due to an unplanned chlor-alkali plant outage for maintenance and a resulting force majeure in our vinyl resin business, as well as, logistical issues due to the high water on the Mississippi River system. North American vinyl resin industry sales volume increased 6 percent as a result of an increase in domestic sales volume of 8 percent and export sales volume of 2 percent, according to statistics from PIPS made publicly available in January 2012.

Operating Income.    Operating income increased by $93.9 million to $237.2 million for the year ended December 31, 2012 from $143.3 million for the year ended December 31, 2011. This increase was primarily due to lower feedstock costs of $76.5 million in 2012 as compared to 2011, an increase in vinyl resins sales volume and the increase in the sales prices of caustic soda and vinyl compounds, partially offset by an increase in maintenance expense due to planned and unplanned outages at our Plaquemine, Louisiana facility during 2012. The $17.4 million gain from the sale of our air separation unit in Plaquemine, Louisiana also contributed to the increase in operating income. Overall, our raw materials costs decreased 18 percent from 2011 to 2012, primarily in ethylene, chlorine and natural gas. IHS reported that industry prices for the year ended December 31, 2012 for our primary feedstocks ethylene, chlorine and natural gas decreased 5 percent, 20 percent and 30 percent, respectively, when compared to the year ended December 31, 2011. Our chlorovinyls operating rate was approximately 80 percent for both 2012 and 2011.

Building Products Segment

Net Sales.    Net sales totaled $876.6 million for the year ended December 31, 2012, a decrease of 1 percent compared to $883.9 million for the year ended December 31, 2011 (flat with 2011 on a constant currency basis). The net sales decrease was a result of lower sales volume in the U.S., in part due to the closure of the fence product line in March 2012, partially offset by higher sales volume in Canada and the benefit of additional net sales in 2012 resulting from the acquisition of Exterior Portfolio in February 2011. For the year ended December 31, 2012, our building products segment's geographical sales to the U.S. and Canada were 46 percent and 53 percent, respectively, which is consistent with the same period in 2011.

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

Aromatics Segment

Net Sales.    Net sales were $1,104.3 million for the year ended December 31, 2012, an increase of 8 percent when compared to $1,020.3 million for the year ended December 31, 2011. During the year ended December 31, 2012, sales volume increased 14 percent, partially offset by a 5 percent decrease in sales prices when compared to the year ended December 31, 2011. Our overall aromatics sales volume increased as a result of increases in the sales volume of cumene of 38 percent, partially offset by decreases in phenol and acetone sales volumes of approximately 18 percent. Our cumene sales volume increase was due to increased contract sales as well as some opportunistic spot sales. Our phenol and acetone sales volume decrease was due to decreased phenol export sales due to reduced export opportunities during 2012. Our overall average sales price decreased as a result of a 4 percent reduction in the price of cumene, partially offset by a 1 percent increase in the price of phenol and acetone. The overall sales price decreases reflect lower costs for the feedstock propylene when comparing 2011 to 2012.

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

Liquidity and Capital Resources

Operating Activities.    Cash flows provided by operating activities were $325.7 million, $231.2 million and $187.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash flow provided by operating activities for 2013 was primarily due to the operating results of the Merged Business. Net working capital for the years ended December 31, 2013, and 2012 was $625.4 million compared to $488.3 million, respectively. The increase in working capital used during 2013 as compared to 2012 was primarily the result of increased working capital requirements as a result of the Merged Business including an increase of $66.8 million in accounts payable, $45.8 million used for inventory, $22.6 million in accrued liabilities, and $27.5 million in accrued compensation, partially offset by a decrease in receivables of $58.3 million.

At December 31, 2013, we had $166.5 million in cash and cash equivalents of which approximately $89.8 million was held outside the United States and for which there are no significant restrictions or cost for us to access or bring into the United States.

Net working capital at December 31, 2012 was $488.3 million, an increase of $103.6 million, as compared to December 31, 2011, that includes an increase in cash and cash equivalents of $111.7 million and an increase in receivables of $58.1 million, partly offset by an increase in accounts payable of $43.0 million and an increase in accrued compensation of $25.0 million.

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

Investing Activities.    Cash used in investing activities was $139.6 million, $56.7 million and $136.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, we had capital expenditures of $196.1 million, offset by proceeds of $11.4 million from the sale of assets and $45.1 million of cash acquired in the purchase of the Merged Business, including the payment PPG made to us for the settlement of the net working capital adjustment.

On January 28, 2013, we completed the merger and acquired the Merged Business. The purchase price for the Merged Business was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. In connection with the final working capital adjustment related to our merger with the Merged Business, PPG made a payment of $22 million to the company in November 2013. In addition, we expect to make payments to PPG in the aggregate amount of approximately $50 million over a four-year period beginning in 2014, in connection with a true-up settlement related to the funding status of certain assumed pension plans of the Merged Business.

Capital expenditures during the years ended December 31, 2013, 2012 and 2011 were $196.1 million, $80.3 million and $66.4 million respectively, with the increase in 2013 primarily due to the operations acquired in the merger. During 2012, we received proceeds from asset sales of $23.6 million, primarily relating to the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million. During 2011, net cash used in investing activities included our February 9, 2011 purchase of Exterior Portfolio for a net purchase price of approximately $71.4 million, which was paid for with cash on hand.

We incurred maintenance expense for our production facilities of $312.4 million, $157.3 million and $146.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, with the increase in 2013 primarily due to the operations acquired in the merger.

Financing Activities.    Cash used in financing activities was $216.2 million, $63.8 million and $85.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, our long-term debt consisted of the following:

		December 31,
(In millions)	Maturity Date	2013	2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term Loan (net of $2.4 million debt issuance costs)	January 28, 2017	194.8	-
ABL revolver	January 28, 2018	-	-
9 percent notes	Redeemed	-	448.1

Total debt		$1,332.8	$448.1
Less current portion of long-term debt		(2.8)	-

Long-term debt, net		$1,330.0	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our consolidated statements of income for the year ended December 31, 2013.

Term Loan

The Company also guaranteed a $279.0 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At December 31, 2013, the interest rate on outstanding borrowings under the Term Loan was 3.50 percent per annum. At December 31, 2013, the effective interest rate, inclusive of amortization of deferred debt issuance cost, was 4.0 percent.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the year ended December 31, 2013, we repaid approximately $81.8 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our consolidated statements of income. The outstanding balance at December 31, 2013 is $194.8 million, net of $2.4 million of deferred debt issuance costs.

ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to United States borrowings under the ABL Revolver, the ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the ABL Revolver, the ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At December 31, 2013, we had no outstanding balance on our ABL Revolver and our availability was approximately $420.2 million, net of outstanding letters of credit totaling $79.8 million. The increase in our outstanding letters of credit is primarily due to letters of credit obligations assumed in connection with the Merged Business. Increases in our letters of credit reduce our availability under our ABL Revolver.

The ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). Canadian borrowing obligations under the ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

The 4.625 Notes indenture, the Term Loan credit agreement and the ABL Revolver credit agreement each contain customary covenants, including certain restrictions on the Company and its subsidiaries' ability to pay dividends. These covenants are subject to certain exceptions and qualifications. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes. We will be required to pay additional interest if such registration statement is not declared effective by the SEC within 560 calendar days following the closing of the 4.625 Notes offering.

Borrowings under the ABL Revolver, if any, were at variable interest rates.

(Dollars in millions)	As of and for the quarter ended December 31, 2013	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012	As of and for the year ended December 31, 2011
Short-Term Borrowings from Banks:
Outstanding amount at period ending	$-	$-	$-	$-
Weighted average interest rate at period ending (1)	-%	-%	-%	-%
Average daily amount outstanding for the period	$-	$49.7	$3.9	$48.8
Weighted average daily interest rate for the period	-%	2.2%	4.8%	4.3%
Maximum month end amount outstanding during the period	$-	$170.0	$29.0	$110.7

(1)
As of the 2013 year end, the applicable rate for future borrowings would have been 1.75 percent to 3.75 percent under the ABL Revolver.

4.875 Notes Issuance and 9 Percent Notes Redemption

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

The 4.875 Notes indenture contains customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to certain exceptions and qualifications. In connection with the issuance of the 4.875 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes. We will be required to pay additional interest if such registration statement is not declared effective by the SEC within 560 calendar days following the closing of the 4.875 Notes offering.

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs" in our consolidated statements of income.

The interest expense for the fiscal years ended December 31, 2013, 2012 and 2011 was $77.6 million, $57.5 million and $65.6 million, respectively. Deferred financing costs amortized as interest expense during 2013, 2012 and 2011 were $5.1 million, $3.6 million and $3.6 million, respectively.

Lease Financing Obligation

At December 31, 2013 we also had lease financing obligations of $104.7 million due to a 2007 sale and lease-back transaction. Our future minimum lease payments on the lease financing obligation consist of approximately $7.3 million in 2014, $7.6 million in 2015, $7.6 million in 2016, and $1.9 million in 2017, the final year of the lease agreements and no obligations thereafter, for a total of approximately $24.4 million. These amounts do not represent an obligation to repay the lease financing obligation of $104.7 million. The change in future minimum lease payments from the December 31, 2012 balance is due to payment made in the year ended December 31, 2013 and the change in the Canadian dollar exchange rate for the year ended December 31, 2013.

Dividends

On both March 5, 2013 and May 21, 2013, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of March 28, 2013 and June 28, 2013, respectively, and a payment date of April 10, 2013 and July 10, 2013, respectively. On September 11, 2013 and December 10, 2013, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of September 27, 2013 and December 27, 2013, respectively and a payment date of October 10, 2013 and January 10, 2014, respectively.

During 2012, cash used in financing activities primarily consisted of the early redemption of $50.0 million principal amount of our 9 percent notes, plus early redemption fees and $8.3 million related to our reinstatement of paying dividends on outstanding common stock in the aggregate amount of $0.24 per share during 2012.

During fiscal 2011, cash used in financing activities primarily consisted of the use of $85.1 million for the early redemption and repayment of debt that has subsequently been fully redeemed, including early redemption cost.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no significant required payments of principal on our debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2013, were as follows:

(In millions)	Total	2014	2015	2016	2017	2018	2019 and thereafter
Contractual obligations:
Purchase obligations	$1,520	$1,067	$161	$64	$54	$34	$140
Long-term debt—principal	1,336	3	3	3	189	-	1,138
Long-term debt—interest	455	61	61	61	54	54	164
Lease financing obligations	25	7	8	8	2	-	-
Operating lease obligations	155	37	32	26	20	11	29
Expected pension and other post- retirement benefit contributions	239	10	10	9	9	9	192
Acquisition purchase price consideration	50	10	10	15	15	-	-
Asset retirement obligation	162	-	-	-	-	-	162

Total	$3,942	$1,195	$285	$186	$343	$108	$1,825

Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2013.

Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2013. Long-term debt obligations are listed based on when they are contractually due.

Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. We did not have significant capital lease obligations as of December 31, 2013.

Expected Pension Contributions and Post-Retirement Benefit Obligations.    Pension funding represents the projected minimum required contributions as of December 31, 2013 based on current assumptions for our various pension and post-retirement benefit in accordance with local requirements such as the Employee Retirement Income Security Act. Contributions for the Supplemental Executive Retirement Agreements are also included.

Acquisition Purchase Price Consideration.    Acquisition purchase price consideration represents estimated amounts due PPG based upon the final funding status of pension plans acquired in the acquisition of the Merged Business.

Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized uncertain income tax positions of approximately $16.3 million as of December 31, 2013. We do not believe we are likely to pay any amounts during the year ended December 31, 2014. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.

Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the table above represents the undiscounted estimated cost to retire such assets.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Annual Report on Form 10-K (the "Financial Statements") with three non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; and (iii) Adjusted EBITDA.

Adjusted Net Income is defined as Net income attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the merger, costs to attain merger-related synergies, certain pension plan amendment curtailment gains, goodwill, intangibles, and other long-lived asset impairments.

Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP and applying the two-class earnings per share method.

Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the merger, costs to attain merger-related synergies, certain pension plan amendment curtailment gains, goodwill, intangibles, and other long-lived asset impairments, and interest expense related to the lease-financing transaction discussed in Note 8 to the accompanying consolidated financial statements in Item 8 to this Annual Report on Form 10-K.

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

In addition, Axiall may compare certain financial information including Net Sales on a constant currency basis. We present such information to provide a framework for investors to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, primarily fluctuations in the Canadian dollar. To present this information, current and comparative prior period financial information for certain businesses reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rate in effect during the period, rather than the average exchange rates in effect during the respective periods.

Adjusted Earnings Per Share Reconciliation

	Year Ended December 31,
	2013	2012	2011
Diluted earnings per share attributable to Axiall	$2.44	$3.45	$1.66
Earnings per share related to adjustments between Net income attributable to Axiall and Adjusted Net Income	1.49	0.50	0.27

Adjusted Earnings Per Share	$3.93	$3.95	$1.93

Adjusted Net Income Reconciliation

	Year Ended December 31,
(In millions, except per share data)	2013		2012	2011
Net income attributable to Axiall	$165.3		$120.5	$57.7
Pretax charges (benefits):
Fair value of inventory—purchase accounting	13.4		-	1.6
Merger related and other, net	21.2	(a)	38.9	0.3
Costs to attain merger synergies	24.8	(a)	-	-
Long-lived asset impairment charges (recoveries), net	36.0		(0.8)	8.3
Gain on sale of assets	-		(19.3)	(1.1)
Gain on acquisition of controlling interests	(25.9)		-	-
Loss on redemption and other debt costs	78.5		2.7	4.9

Total pretax charges	148.0		21.5	14.0
Provision for taxes related to these items	47.2		3.8	4.3

After tax effect of above items	100.8		17.7	9.7

Adjusted Net Income	$266.1		$138.2	$67.4

Diluted earnings per share attributable to Axiall	$2.44		$3.45	$1.66
Adjusted Earnings Per Share	$3.93		$3.95	$1.93
Adjusted EBITDA	$672.0		$334.9	$222.9

(a)
Merger related and other, net of $21.2 million and cost to attain merger synergies of $24.8 million, less the $10.3 million plant reliability portion of cost to attain synergies, which is included in cost of goods sold, comprise the $35.6 million of Transaction related costs and other, net in the consolidated statement of net income for the year ended December 31, 2013.

Adjusted EBITDA Reconciliations

Year Ended December 31, 2013

(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$624.5		$70.7	$30.3	$(53.5)	$672.0
Fair value of inventory—purchase accounting	(13.4)		-	-	-	(13.4)
Costs to attain merger synergies	(13.8	) (a)	-	-	(11.0)	(24.8)
Long-lived asset impairment charges, net	-		(28.5)	-	(7.5)	(36.0)
Depreciation and amortization	(174.2)		(35.7)	(1.2)	(6.9)	(218.0)
Interest expense, net	-		-	-	(76.6)	(76.6)
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Gain on acquisition of controlling interest	25.9		-	-	-	25.9
Provision for income taxes	-		-	-	(73.6)	(73.6)
Other	12.3		(3.3)	-	(18.0)	(9.0	) (b)

Consolidated net income (c)	$461.3		$3.2	$29.1	$(325.6)	$168.0

(a)
Includes $10.3 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b)
Includes $21.2 million in merger related and other, net, offset by $7.1 million of lease financing obligations interest and $5.1 million for debt issuance cost amortization expense.

(c)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Year Ended December 31, 2012

(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$264.4	$57.5	$66.1	$(53.1)	$334.9
Long-lived asset impairment charges, net	-	0.8	-	-	0.8
Depreciation and amortization	(45.2)	(38.4)	(1.5)	(4.7)	(89.8)
Gain on sale of assets, net	19.3	-	-	-	19.3
Interest expense, net	-	-	-	(57.1)	(57.1)
Loss on redemption and other debt cost, net	-	-	-	(2.7)	(2.7)
Provision for income taxes	-	-	-	(57.2)	(57.2)
Other	(1.3)	(1.4)	-	(25.0)	(27.7	) (a)

Consolidated net income (b)	$237.2	$18.5	$64.6	$(199.8)	$120.5

(a)
Includes $38.9 million of merger related and other, net, offset by $7.3 million of lease financing obligations interest and $3.6 million for debt issuance cost amortization expense.

(b)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Year Ended December 31, 2011

(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$197.9	$57.3	$11.9	$(44.2)	$222.9
Fair value of inventory—purchase accounting	-	(1.6)	-	-	(1.6)
Long-lived asset impairment charges, net	-	(8.3)	-	-	(8.3)
Depreciation and amortization	(56.0)	(39.7)	(1.5)	(4.3)	(101.5)
Gain on sale of assets, net	1.1	-	-	-	1.1
Interest expense, net	-	-	-	(65.3)	(65.3)
Loss on redemption and other debt cost, net	-	-	-	(4.9)	(4.9)
Benefit from income taxes	-	-	-	4.2	4.2
Other	0.3	(0.2)	-	11.0	11.1 (a)

Consolidated net income (b)	$143.3	$7.5	$10.4	$(103.5)	$57.7

(a)
Includes $7.4 million of lease financing obligations interest and $4.1 million for debt issuance cost amortization expense.

(b)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Outlook

We expect our first quarter 2014 financial results to be negatively impacted by several factors including:

  •
  lost production at and repairs to our PHH vinyl chloride monomer manufacturing facility as a result of a December 20, 2013 fire;

  •
  the impact of severe weather conditions, which have contributed to: (i) increased natural gas costs; (ii) lost production and increased maintenance costs, particularly in our United States Gulf Coast manufacturing facilities; and (iii) supply chain and logistics disruptions; and

  •
  a return to normal maintenance expense levels as compared to lower fourth quarter 2013 maintenance expense levels as we had pulled a number of maintenance items into the third quarter of 2013.

While prices for both chlorine and caustic soda have declined in the last several quarters, recent market activity suggests that this trend, which we believe has been driven by the market absorption of recent chlor-alkali manufacturing capacity additions, is settling down. In addition, we believe ECU values have bottomed or are very close to bottoming.

Over the longer term, we believe that we are well positioned to take advantage of a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the improvement in the United States housing market, both in terms of starts and renovation activity is in its early stages. We believe an improving housing market should drive building products volumes higher. We expect the combination of these macro-economic and industry trends to increase vinyl demand. In addition, we anticipate that our integration and the breadth of our product offering will position us to take advantage of these factors.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities, is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, prior to this Update, only the interest rates on direct Treasury obligations of the U.S. government (the "UST") and, for practical reasons, the London Interbank Offered Rate (the "LIBOR") swap rate were considered benchmark interest rates. The amendments in this Update permit inclusion of the Fed Funds Effective Swap Rate ("OIS") as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Implementation of this Update did not have a material impact on our consolidated financial statements.

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

Impairment testing for indefinite-lived intangible assets other than goodwill consists of comparing the fair value of the asset to the carrying value. Our other indefinite-lived assets primarily consist of trade names. The fair values of our trade names are estimated based on the relief from royalty method under the income approach. This approach utilizes a discounted cash flow analysis. Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. In addition we have definite lived intangible assets that include customer relationships, supply contracts, technology and trade names. We evaluate these assets for impairment if an event occurs or circumstances change that would indicate the carrying amounts could be impaired. If indicators suggest that the related undiscounted cash flows do not exceed the carrying value of the asset, we recognized an impairment charge to the extent that the carrying value exceeds the fair value of the definite lived intangible asset.

Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in any of these assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operating plan it is possible that goodwill, not currently impaired, may become impaired in the future.

During 2013, we had long-lived asset impairment charges totaling $36.0 million, primarily driven by a $24.9 million non-cash impairment charge to write down goodwill and other intangible assets in our window and door profiles reporting unit.

We have two segments that contain reporting units with goodwill and intangible assets. The chlorovinyls segment includes goodwill in the chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily from the siding reporting unit. Based on the results of our evaluation in connection with our annual goodwill impairment test as of our measurement date, October 1, 2013 and our interim testing, we recorded a non-cash impairment charge to write-down goodwill and other intangible assets in the window and door profiles reporting unit by $24.9 million in the year ended December 31, 2013. The write-down was due primarily to the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit. The write-down included $18.2 million for goodwill, $3.1 million for indefinite-lived trade names and $3.6 million for customer relationship assets. The window and door profiles reporting unit fair value was estimated using the discounted cash flow approach and market approach. We estimated our future discounted cash flows based on our actual results during the year ended December 31, 2013, as compared to our projections for such period. The cash flow approach assumed a gradual increase in financial performance, based on a housing market recovery in the United States, and a discount rate of approximately 15 percent. The window and door profiles reporting unit's future earnings are significantly influenced by the North American housing and construction markets. Our market approaches considered market multiples of peer companies as adjusted and applicable to our window and door profiles reporting unit. In addition, we had indicators of impairment in our window and door profiles reporting unit's indefinite lived trade names and customer relationship intangible assets. Through relief from royalty and undiscounted cash flow approaches, we determined that the fair value of these intangible assets was de minimis and therefore wrote off the carrying value of these assets.

We tested our other reporting units with goodwill and other indefinite-lived intangible assets in the fourth quarter in accordance with our annual October 1 impairment testing. None of our other reporting units showed indications of impairment for their goodwill or other indefinite-lived intangible assets. The estimated fair value of our chlor-alkali and derivatives and compound and siding reporting units exceeds the carrying value by more than 10 percent. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 for further details of the 2013 goodwill and other intangible asset impairment test. We did not have any impairment to our goodwill and other intangible assets in 2012 or 2011.

Environmental and Legal Accruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see Note 10 of the Notes to Consolidated Financial Statements included in Item 8), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent prior to the consummation of the merger, our net income would be higher or lower by approximately $5.2 million, on an after-tax basis.

Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. In addition, we actively monitor reasonably possible loss contingencies relating to environmental matters that may become probable and estimable in the future. For these reasonably possible environmental loss contingencies we use a Monte Carlo simulation model to develop a range of exposure. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $60 million to $100 million.

Pension and Postretirement Liabilities.    Accounting for employee pension and other postretirement benefit plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and forecasted economic conditions and our investment policy and strategy with regard to managing the plans. We believe our estimates, the most significant of which are stated below, to be reasonable.

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension and postretirement obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The weighted average discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2013 was 4.2 percent. At December 31, 2013, this rate was 4.9 percent for determining 2014 annual pension expense for our U.S. pension plans. The weighted average discount rate assumption used for determining annual benefit expense for our U.S. postretirement plan in 2013 was 4.4 percent. At December 31, 2013, this rate was 4.7 percent for determining 2014 annual benefit expense for our U.S. postretirement plan.

The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2013, is 68 percent equity securities, 17 percent debt securities, 1 percent real estate and 14 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The weighted average expected long-term rate of return assumption used for determining annual pension expense for 2013 was 6.9 percent for our U.S. pension plans. At December 31, 2013, this rate was 7.4 percent for determining 2014 annual pension expense for our U.S. pension plans.

The healthcare cost trend assumption is based on a number of factors including our actual healthcare cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates. The assumed healthcare inflation trend rate used for determining annual benefit expense for our U.S. postretirement plan in 2013 was 6.6 percent and declines to 4.5 percent over 11 years. At December 31, 2013, this rate was 7.5 percent, declining to 4.5 percent over 10 years for determining 2014 annual benefit expense for our U.S. postretirement plan.

The following table shows the impact of a 25 basis point change in the assumed discount rate and expected long-term rate of return on plan assets for our U.S. pension and postretirement benefit plans, and the impact of the increase (decrease) on benefit obligations and expense for the year ended December 31, 2013.

(In millions)	25 Basis Point Decrease	25 Basis Point Increase
U.S. Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$(0.8)	$0.7
Effect on projected benefit obligation	19.0	(18.1)
Return on Assets:
Effect on ongoing net periodic benefit cost	1.4	(1.4)
U.S. Postretirement Plan
Discount Rate:
Effect on ongoing net periodic benefit cost	(0.2)	0.1
Effect on projected benefit obligation	2.4	(2.3)

If the assumed healthcare inflation trend rates were 1 percent lower or 1 percent higher for the U.S. postretirement plan, the benefit obligations would decrease by $1.4 million or increase by $2.4 million, respectively. For the plan year ended December 31, 2013, a 1 percent decrease in the assumed healthcare inflation trend rates would decrease the U.S. postretirement plan aggregate service and interest cost by $0.8 million, while a 1 percent increase would increase the aggregate service and interest cost by $1.1 million.

Stock-Based Compensation.    All share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock -based payment awards subject primarily to service vesting criteria. We also use Monte Carlo simulation models to estimate the fair value of certain performance share-based payment awards. The fair values generated by these models may not be indicative of the actual fair values of our awards as models do not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair values of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Taxes.    Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2013 and 2012, we had a net deferred tax liability balance of $825.6 million and $152.7 million, respectively. As of December 31, 2013 and 2012, we have recorded a valuation allowance against certain deferred tax assets of $93.0 million and $105.3 million, respectively.

In evaluating the ability to realize our deferred tax assets we rely on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2013 and 2012, we had deferred tax assets for state tax credit carryforwards of $13.3 million and $14.2 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2013 we had deferred tax assets for net operating loss carryforwards in the United States and Canada of $0.3 million and $50.0 million, respectively, of which we have a $45.4 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

Our valuation allowance is attributable to certain deferred tax assets. We decreased the valuation allowance attributable to certain Canadian deferred tax assets by $12.3 million in 2013 predominantly because of foreign exchange differences and the expiration of a capital loss due to the acquisition of control resulting from the Merged Business. In 2012, we increased the valuation allowance attributable to certain Canadian deferred tax assets by $0.6 million due mainly to an increase in investment tax credits in the relevant Canadian entities. In 2011, we increased the valuation allowance attributable to certain Canadian deferred tax assets by $0.8 million due to operating losses in the relevant Canadian entities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. At December 31, 2013, based on the level of historical cumulative losses, management believes it is more likely than not, that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

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

As of December 31, 2013 and 2012, our liability for unrecognized income tax benefits was approximately $16.3 million and $18.5 million, respectively. If recognized, $10.9 million of this amount would affect our effective tax rate. As of December 31, 2013 and 2012, our liability for interest and penalties was approximately $3.4 million and $5.0 million, respectively. For each of the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.7 million, $0.8 million and $1.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2014, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is approximately $8.9 million.

Environmental Regulation

Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of December 31, 2013, we had reserves for environmental contingencies totaling approximately $64 million, of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $60 million to $100 million.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2013, we have accrued $25 million for the costs associated with this matter.

  •
  We have reserved approximately $15 million for environmental contingencies related to on-site remediation at our Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments ("HSWA") of the Resource Conservation and Recovery Act ("RCRA"). The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  We have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System ("NPDES") permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that the reviews we conducted in connection with our evaluation of, and determination to enter into, the Transactions, may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be adequately valued. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and such costs can be reasonably estimated. Any increase in these costs, or any material restrictions, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemicals companies, are currently required to file certain governmental reports relating to greenhouse gas ("GHG") emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the new regulations will require significant capital expenditures which we currently estimate at approximately $30 million. In addition coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

  •
  In April 2012, the EPA issued final regulations to update emissions limits for PVC and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. Based on a preliminary evaluation of the PVC MACT regulation as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to comply with the PVC MACT regulation, we expect that the capital expenditures necessary to comply would be approximately $15 million. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

  •
  In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium, West Virginia facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks associated with long-term financing and derivative financial instruments that are related to foreign currency exchange rates and raw material commodity prices. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of interest rates, exchange rates, raw material commodity and natural gas markets may have on our operating results. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations that are sensitive to changes in interest rates. Our policy is to manage interest rates through the combined use of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

(In millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair value at 12/31/2013
Financial instruments:
Fixed rate instruments:
Fixed rate principal	$-	$-	$-	$-	$-	$688.0	$688.0	$676.4
Average interest rate	-%	-%	-%	-%	-%	4.625%	4.625%
Fixed rate principal	$-	$-	$-	$-	$-	$450.0	$450.0	$426.9
Average interest rate	-%	-%	-%	-%	-%	4.875%	4.875%
Variable rate instruments:
Term Loan	$2.8	$2.8	$2.8	$188.8	$-	$-	$197.2	$199.0
Average interest rate	3.500%	3.500%	3.500%	3.500%	-%	-%	3.500%

The Company and certain of its subsidiaries guaranteed $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

The Company also guaranteed a $279.0 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan"). The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At December 31, 2013, the interest rate on outstanding borrowings of $197.2 million under the Term Loan was 3.50 percent per annum. Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

In January 2013, the Company refinanced its asset-based revolving credit facility (the "ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to United States borrowings under the ABL Revolver, the ABL Revolver bears interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the ABL Revolver, the ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At December 31, 2013, we had no outstanding balance on our ABL Revolver and our availability was approximately $420.2 million, net of outstanding letters of credit totaling $79.8 million.

Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options and cross-currency swaps to hedge various currency exposures or create desired exposures. As of December 31, 2013 and 2012 we had no outstanding foreign exchange swaps.

Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. We had no raw material or natural gas forward purchase contracts at December 31, 2013 and the fair value of our natural gas forward purchase contracts was not material at December 31, 2012.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited the accompanying consolidated balance sheets of Axiall Corporation and subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 28, 2014

Axiall Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2013	2012
Assets:
Cash and cash equivalents	$166.5	$200.3
Receivables, net of allowance for doubtful accounts of $5.5 million and $4.5 million at December 31, 2013 and 2012, respectively.	548.8	314.9
Inventories	403.6	288.4
Prepaid expenses and other	31.6	14.7
Deferred income taxes	18.0	21.1

Total current assets	1,168.5	839.4
Property, plant and equipment, net	1,658.7	637.7
Goodwill	1,763.2	217.2
Customer relationships, net	1,101.8	26.5
Other intangible assets, net	72.9	16.9
Other assets, net	112.1	63.6

Total assets	$5,877.2	$1,801.3

Liabilities and Equity:
Current portion of long-term debt	$2.8	$-
Accounts payable	313.7	211.2
Interest payable	15.4	18.9
Income taxes payable	17.1	15.1
Accrued compensation	61.5	44.7
Other accrued current liabilities	132.6	61.2

Total current liabilities	543.1	351.1
Long-term debt, excluding the current portion of long-term debt	1,330.0	448.1
Lease financing obligation	104.7	112.3
Deferred income taxes	865.5	177.9
Pensions and other postretirement benefits	129.8	52.3
Other non-current liabilities	175.8	56.1

Total liabilities	3,148.9	1,197.8

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 and 100,000,000 at December 31, 2013 and 2012, respectively; issued and outstanding: 69,890,666 and 34,546,767 at December 31, 2013 and 2012, respectively.	0.7	0.3
Additional paid-in capital	2,272.6	487.1
Retained earnings	269.3	138.0
Accumulated other comprehensive income (loss), net of tax	66.3	(21.9)

Total Axiall stockholders' equity	2,608.9	603.5
Noncontrolling interest	119.4	-

Total equity	2,728.3	603.5

Total liabilities and equity	$5,877.2	$1,801.3

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Net sales	$4,666.0	$3,325.8	$3,222.9
Operating costs and expenses:
Cost of sales	3,924.5	2,865.4	2,919.6
Selling, general and administrative expenses	299.1	203.5	168.2
Transaction related costs and other, net	35.6	38.9	3.3
Long-lived asset impairment charges (recoveries), net	36.0	(0.8)	8.3
Gain on sale of assets, net	-	(19.3)	(1.1)

Total operating costs and expenses	4,295.2	3,087.7	3,098.3

Operating income	370.8	238.1	124.6
Interest expense	(77.6)	(57.5)	(65.6)
Loss on redemption and other debt costs	(78.5)	(2.7)	(4.9)
Gain on acquisition of controlling interest	25.9	-	-
Foreign exchange loss	-	(0.6)	(0.9)
Interest income	1.0	0.4	0.3

Income before income taxes	241.6	177.7	53.5
Provision for (benefit from) income taxes	73.6	57.2	(4.2)

Consolidated net income	168.0	120.5	57.7
Less net income attributable to noncontrolling interest	2.7	-	-

Net income attributable to Axiall	$165.3	$120.5	$57.7

Earnings per share attributable to Axiall:
Basic	$2.46	$3.47	$1.66
Diluted	$2.44	$3.45	$1.66

Weighted average common shares outstanding:
Basic	67.3	34.5	34.1
Diluted	67.8	34.8	34.1

Dividends per common share	$0.48	$0.24	$-

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Consolidated net income	$168.0	$120.5	$57.7
Less net income attributable to noncontrolling interest	2.7	-	-

Net income attributable to Axiall	165.3	120.5	57.7
Other comprehensive income (loss):
Pension liability adjustment	173.4	(13.4)	(20.6)
Foreign currency translation gain (loss)	(34.7)	8.0	(8.1)
Equity interest in investee's other comprehensive income (loss)	(1.4)	-	-
Unrealized gain (loss) on derivatives	-	0.7	(1.1)

Other comprehensive income (loss), before income taxes	137.3	(4.7)	(29.8)
Expense (benefit) from income taxes related to other comprehensive income items	49.1	(1.0)	(11.8)

Other comprehensive income (loss), net of tax	88.2	(3.7)	(18.0)
Comprehensive income, net of income taxes	256.2	116.8	39.7
Less comprehensive income attributable to noncontrolling interest	2.7	-	-

Comprehensive income attributable to Axiall	$253.5	$116.8	$39.7

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In millions)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Axiall Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2011	34.0	$0.3	$476.3	$(31.8)	$(0.2)	$444.6	$-	$444.6
Consolidated net income	-	-	-	57.7	-	57.7	-	57.7
Other comprehensive loss	-	-	-	-	(18.0)	(18.0)	-	(18.0)
Employee stock purchase and stock compensation plans, net of forfeitures	0.4	-	6.7	-	-	6.7	-	6.7
Shares withheld for taxes on share-based payment awards	(0.1)	-	(2.6)	-	-	(2.6)	-	(2.6)
Tax benefit from stock purchase and stock compensation plans	-	-	0.1	-	-	0.1	-	0.1

Balance, December 31, 2011	34.3	0.3	480.5	25.9	(18.2)	488.5		488.5
Consolidated net income	-	-	-	120.5	-	120.5	-	120.5
Dividends declared ($0.24 per share)	-	-	-	(8.4)	-	(8.4)	-	(8.4)
Other comprehensive loss	-	-	-	-	(3.7)	(3.7)	-	(3.7)
Employee stock purchase and stock compensation plans, net of forfeitures	0.5	-	9.1	-	-	9.1	-	9.1
Shares withheld for taxes on share-based payment awards	(0.2)	-	(5.3)	-	-	(5.3)	-	(5.3)
Tax benefit from stock purchase and stock compensation plans	-	-	2.8	-	-	2.8	-	2.8

Balance, December 31, 2012	34.6	0.3	487.1	138.0	(21.9)	603.5		603.5
Consolidated net income	-	-	-	165.3	-	165.3	2.7	168.0
Dividends declared ($0.48 per share)	-	-	-	(34.0)	-	(34.0)	-	(34.0)
Distribution to noncontrolling interest	-	-	-	-	-	-	(13.3)	(13.3)
Other comprehensive income	-	-	-	-	88.2	88.2	-	88.2
Issuance of common stock and replacement share-based awards in connection with merger	35.2	0.4	1,774.9	-	-	1,775.3	-	1,775.3
Noncontrolling interest recognized in connection with the merger	-	-	-	-	-	-	130.0	130.0
Employee stock purchase and stock compensation plans, net of forfeitures	0.1	-	11.6	-	-	11.6	-	11.6
Shares withheld for taxes on share-based payment awards	-	-	(1.7)	-	-	(1.7)	-	(1.7)
Tax benefit from stock purchase and stock compensation plans	-	-	0.7	-	-	0.7	-	0.7

Balance, December 31, 2013	69.9	$0.7	$2,272.6	$269.3	$66.3	$2,608.9	$119.4	$2,728.3

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$168.0	$120.5	$57.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	148.3	82.0	91.4
Amortization	69.7	7.8	10.1
Deferred income taxes	(55.3)	(8.5)	(3.8)
Loss on redemption and other debt costs	78.5	2.7	4.9
Gain on acquisition of controlling interest	(25.9)	-	-
Long-lived asset impairment charges (recoveries), net	36.0	(0.8)	8.3
Gain on sale of assets	-	(19.3)	(1.1)
Other non-cash items	5.1	15.5	3.1
Change in operating assets and liabilities:
Receivables	1.5	(54.0)	12.5
Inventories	(44.3)	1.5	(15.2)
Prepaid expenses and other	(4.6)	(1.7)	3.9
Accounts payable	(22.4)	44.4	28.2
Interest payable	(3.5)	(2.0)	(1.6)
Accrued income taxes	(6.0)	16.6	(1.7)
Accrued compensation	(2.7)	24.7	(19.5)
Other accrued liabilities	(21.4)	1.2	10.8
Other	4.7	0.6	(0.6)

Net cash provided by operating activities	325.7	231.2	187.4

Cash flows from investing activities:
Capital expenditures	(196.1)	(80.3)	(66.4)
Proceeds from sale of assets	11.4	23.6	1.3
Acquisitions, net of cash acquired	45.1	-	(71.4)

Net cash used in investing activities	(139.6)	(56.7)	(136.5)

Cash flows from financing activities:
Borrowings on ABL revolver	402.5	183.4	561.7
Repayments on ABL revolver	(402.5)	(183.4)	(561.7)
Issuance of long-term debt	450.0	-	-
Long-term debt payments	(531.8)	(51.5)	(85.1)
Make-whole and other fees paid related to financing activities	(98.1)	(1.5)	(2.0)
Dividends paid	(22.2)	(8.3)	-
Distribution to noncontrolling interest	(13.3)	-	-
Excess tax benefits from share-based payment arrangements	0.9	2.7	1.5
Stock compensation plan activity	(1.7)	(5.2)	-

Net cash used in financing activities	(216.2)	(63.8)	(85.6)

Effect of exchange rate changes on cash and cash equivalents	(3.7)	1.0	0.5
Net change in cash and cash equivalents	(33.8)	111.7	(34.2)
Cash and cash equivalents at beginning of year	200.3	88.6	122.8

Cash and cash equivalents at end of year	$166.5	$200.3	$88.6

See accompanying notes to consolidated financial statements.

Significant non-cash transaction

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals, through a merger between a subsidiary of PPG and a subsidiary of the Company. The purchase price for these transactions was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 of the Notes to the Consolidated Financial Statements.

Axiall Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Principles of Consolidation.    The consolidated financial statements include the accounts of Axiall Corporation ("Axiall," the "Company," "we," "us" or "our") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations.    We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). Our building products segment manufactures window and door profiles, trim, mouldings, deck products, siding and exterior accessories and pipe and pipe fittings. Our vinyl-based home improvement and building products are marketed under the Royal Building Products®, Celect Cellular Exteriors®, Zuri Premium Decking®, Royal Kor Flo®, Overture® patio doors, Genesis Cellular Window System®, Royal S4S Trimboard® and Exterior Portfolio® brand names. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Use of Estimates.    Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with generally accepted accounting principles in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents.    Marketable securities that are highly liquid with an original maturity of 90 days or less are considered to be the equivalent of cash for the purpose of financial statement presentation.

Accounts Receivable and Allowance for Doubtful Accounts.    We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on contract terms, historical collection experience, periodic evaluations of the aging of accounts receivable and specific collectability analysis. Individual accounts are written-off once we have determined we have exhausted our collection efforts and the account is not collectable. Activity in our allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 are as follows:

Year Ended December 31, (In millions)	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2011
Allowance for doubtful accounts	$10.0	$(2.1)	$-	$(3.7)	$4.2
2012
Allowance for doubtful accounts	4.2	1.6	-	(1.3)	4.5
2013
Allowance for doubtful accounts	4.5	3.4	(0.1)	(2.3)	5.5

(1)
Represents foreign currency translation due to changes in exchange rates during the period.

(2)
Accounts receivable balances written off during the period, net of recoveries.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for the majority of inventory and the weighted average cost method for the remainder. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. At December 31, 2013 and 2012, we had approximately $20.2 million and $19.4 million, respectively, of inventory on consignment.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest cost capitalized during 2013, 2012 and 2011 was $0.7 million, $0.3 million and $0.4 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $148.3 million, $82.0 million and $91.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We periodically monitor actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Effective January 1, 2013, we changed the useful lives of certain property, plant and equipment as a result of our historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively. For the year ended December 31, 2013, the effect of the change decreased depreciation expense by $21.1 million, increased net income attributable to Axiall by approximately $13.1 million and increased diluted earnings per share by $0.19.

As of December 31, 2013, the estimated useful lives of our assets are as follows:

Buildings	27-39 years
Depletable land and land improvements	15-25 years
Machinery, plant and equipment	2-25 years
Dies and moulds	3-10 years
Office furniture and equipment	2-10 years
Computer equipment and software	3-10 years

Long-Lived Assets.    Our long-lived assets consist of property, plant and equipment as well as, intangible assets with definite lives. Our long-lived assets with definite-lives include customer relationships, supply contracts, trade names and technology that are identified during acquisitions. Long-lived assets are amortized on a straight-line basis over their estimated useful lives. Our long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. If our undiscounted cash flows do not exceed the carrying value and the carrying amount of the asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Refer to Note 6 for the resulting impact of our testing on our window and door profiles reporting unit. Assets to be disposed are recorded at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated.

Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets consist only of trade names. The fair values of our trade names are estimated based on the relief from royalty method under the income approach, using a discounted cash flow analysis.

Goodwill.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations.

Valuation of Goodwill and Other Intangible Assets:    The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying value of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization.

Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating the fair value of reporting units. The weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our business units. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired, may become impaired in the future. Refer to Note 6 for the resulting impact of our testing on our window and door profiles reporting unit.

Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts, our investment in joint ventures, assets held for sale and unamortized debt issuance costs. Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery or related contract terms. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the related debt instruments. Our joint ventures are accounted for under the equity method of accounting.

Warranty Costs.    We provide warranties for certain building products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in other accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets. Activity in our warranty liabilities for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In millions)	2013	2012	2011
January 1,	$13.6	$11.8	$6.6
Estimated fair value of warranty liability assumed in acquisition	-	1.1	5.6
Warranty provisions	4.6	6.2	4.9
Foreign currency translation gain (loss)	(0.4)	0.1	(0.1)
Warranty claims paid	(5.2)	(5.6)	(5.2)

December 31,	$12.6	$13.6	$11.8

Self-Insurance Accruals.    We are self-insured up to certain limits for costs associated with workers' compensation and employee group medical coverage, as well as for our general liability and property and casualty coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred, but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

Loss Contingencies.    In the normal course of business, we are involved in legal proceedings and other matters that may result in loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated.

Pension Plans and Other Postretirement Benefit Plans.    Accounting for employee pension and other postretirement benefit plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and forecasted economic conditions and our investment policy and strategy with regard to managing the plans. We believe our estimates, the most significant of which are presented in Note 12 to the consolidated financial statements, to be reasonable.

Asset Retirement Obligation.    We account for asset retirement obligations based on the fair value of a liability for an asset retirement obligation and recognize it in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $23.3 million and $2.8 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets at December 31, 2013 and 2012, respectively. The increase in our asset retirement obligations resulted from the Merged Business.

Stock-Based Compensation.    Share-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and non-employee director deferred shares and restricted stock units are recognized in the financial statements based on their fair values at the grant date. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting or service period of the award. Tax benefits relating to excess share-based compensation deductions are presented in the consolidated statements of cash flows as a financing activity cash inflow.

Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month-end exchange rates in effect as of the balance sheet date and the average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of income. We recorded related gains of $0.7 million in the year ended December 31, 2013 and $0.4 million in both the years ended December 31, 2012 and 2011 in operating income in the Consolidated Statements of Income. The year-over-year fluctuation in transaction related gain is due to both the volume of foreign currency denominated transactions and the volatility in the underlying exchange rates.

Revenue Recognition.    We recognize revenue when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred. We recognize revenue as products are shipped based on free on board ("FOB") terms when title passes to customers, and the customer takes ownership and assumes the risk of loss.

Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers which are classified as a reduction of net sales and are calculated based on the contractual terms of customer contracts. We accrue for these sales incentives based on the contractual terms and our historical experience.

Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping costs to customers are included in cost of goods sold.

Selling General and Administrative Costs.    Amounts presented as selling, general and administrative costs in the accompanying consolidated statements of income are comprised of selling, customer service and costs of providing functional support in areas such as finance, law, human resources and planning.

Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building products marketed under the Royal Building Products®, Celect Cellular Exteriors®, Zuri Premium Decking®, Royal Kor Flo®, Overture® patio doors, Genesis Cellular Window System®, Royal S4S Trimboard® and Exterior Portfolio® brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $14.2 million, $12.1 million and $10.8 million, in 2013, 2012 and 2011, respectively.

Environmental Expenditures.    Environmental expenditures related to current operations or future revenues are expensed or capitalized, consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and do not contribute to future revenues are expensed in the period incurred. Liabilities are recognized when material environmental assessments or cleanups are probable and the costs can be reasonably estimated. In addition, we disclose a range of reasonably possible environmental contingencies that are not currently considered to be probable of occurrence.

Income Taxes.    Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. If it is not more likely than not that we will realize a deferred tax asset, we record a valuation allowance against such asset. We use a similar evaluation for determining when to release previously recorded valuation allowances. We recognize tax benefits for uncertain tax positions when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination.

2. MERGER WITH THE PPG CHEMICALS BUSINESS

On January 28, 2013, Axiall Corporation ("Axiall") completed a series of transactions that resulted in our acquisition of substantially all the assets and liabilities of PPG Industries, Inc.'s ("PPG") business related to the production of chlorine, caustic soda and related chemicals, ("the Merged Business") and the related financings (collectively the "Transactions"). The operations of the Merged Business are included in our financial results from January 28, 2013, the closing date of the merger.

The purchase price of the Merged Business of approximately $2.8 billion consists of: (i) shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the closing date of the merger; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations. We manage the Merged Business as part of our chlorovinyls business, and have reported the results of operations of the Merged Business as part of our chlorovinyls reporting segment since January 28, 2013.

In connection with the Transactions, through December 31, 2013, we have paid approximately $56.3 million in fees and expenses, which included: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $26.0 million of related professional and legal fees.

Goodwill recognized from the acquisition of the Merged Business is primarily due to the increase in size and economies of scale of the merged companies, a significant increase in chlorine production flexibility, an increase in natural gas integration and strategic, geographic and product synergies. Approximately $5.9 million of the goodwill recognized in the merger is expected to be deductible for tax purposes. The fair value of the noncontrolling interest in TCI was estimated based on the present value of estimated future cash flows from TCI attributable to our minority partner's ownership percentage of TCI. The allocation of the purchase price to assets acquired and liabilities assumed, is set forth in the table below:

(In millions)	Amounts Recognized as of the Aquisition Date	Measurement Period Adjustments (1)		Final Allocation as of December 31, 2013
Cash and cash equivalents	$26.7	$-		$26.7
Receivables	236.7	(2.4)		234.3
Inventories	72.0	5.1		77.1
Prepaid expenses and other	11.9	(4.3)		7.6
Property, plant and equipment	957.3	(30.4	) (2)	926.9
Goodwill	1,454.3	118.4		1,572.7
Intangible assets	1,224.2	(18.4	) (3)	1,205.8
Other assets	42.5	(0.3)		42.2
Accounts payable	(97.8)	1.2		(96.6)
Income taxes payable	(4.7)	-		(4.7)
Accrued compensation	(20.6)	-		(20.6)
Other accrued taxes	(12.1)	11.9		(0.2)
Other accrued liabilities	(58.0)	(4.5)		(62.5)
Deferred income taxes	(614.9)	(66.5	) (4)	(681.4)
Pensions and other postretirement benefits	(279.0)	26.7	(5)	(252.3)
Other non-current liabilities	(67.9)	(10.6)		(78.5)
Debt assumed	(967.0)	-		(967.0)
Noncontrolling interest	(130.3)	0.3		(130.0)

Total net assets acquired	$1,773.3	$26.2	(6)	$1,799.5

(1)
The measurement period adjustments did not have a significant impact on our consolidated net income for the quarters within the year ended December 31, 2013. Therefore, we did not retrospectively adjust those prior periods.

(2)
Primarily consists of the adjustments to the fair value of location-specific property, plant and equipment.

(3)
Primarily consists of the fair value of supply contracts, offset by adjustments to customer relationship intangible assets.

(4)
Deferred income taxes resulting from the revaluation of acquired assets and liabilities.

(5)
Primarily relates to the fair value of pension related assets that are being transferred with the merger and the resulting impact on the funded status of the pension liability.

(6)
Primarily relates to additional consideration based on the final funding status of certain pension plans, partly offset by a favorable net working capital settlement.

Summary Pro Forma Information.    The following unaudited pro forma information reflects our consolidated results of operations as if the Transactions had taken place on January 1, 2012. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment acquired in the merger, amortization of acquired intangible assets and interest expense on the debt we incurred to finance the Transactions. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the Transactions closed on January 1, 2012, nor is it necessarily indicative of future results.

	Year Ended December 31,
(In millions, except per share data)	2013		2012
Net sales	$4,773.7		$4,977.4
Net income attributable to Axiall	$162.7	(a)	$271.8	(b)
Earnings per share from net income attributable to Axiall:
Basic	$2.33		$3.88
Diluted	$2.31		$3.87

(a)
In addition to the normal pro forma adjustments associated with the Transactions, this amount excludes: (i) the $25.9 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions.

(b)
In addition to the normal pro forma adjustments associated with the Transactions, this amount includes: (i) the $25.9 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2013-02, an amendment to ASC Topic 220. This amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Implementation of this standard was required for reporting periods beginning after December 15, 2012. In Note 13, we have disclosed certain amounts reclassified out of AOCI by the respective line items of net income.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities, is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, prior to this Update, only the interest rates on direct Treasury obligations of the U.S. government (the "UST") and, for practical reasons, the London Interbank Offered Rate (the "LIBOR") swap rate were considered benchmark interest rates. The amendments in this Update permit inclusion of the Fed Funds Effective Swap Rate ("OIS") as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Implementation of this Update did not have a material impact on our consolidated financial statements.

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

4. INVENTORIES

The major classes of inventories were as follows:

	December 31,
(In millions)	2013	2012
Raw materials	$159.5	$115.3
Work-in-progress	5.2	7.1
Finished goods	238.9	166.0

Inventories	$403.6	$288.4

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2013 and 2012, property, plant and equipment consisted of the following:

	December 31,
(In millions)	2013	2012
Machinery and equipment	$2,311.9	$1,492.6
Buildings	219.9	203.7
Depletable land and land improvements	292.2	90.4
Construction-in-progress	134.7	33.6

Property, plant and equipment, at cost	2,958.7	1,820.3
Less: accumulated depreciation	1,300.0	1,182.6

Property, plant and equipment, net	$1,658.7	$637.7

6. GOODWILL, OTHER INTANGIBLE ASSETS AND RESTRUCTURING

Our intangible assets consist of goodwill and other intangible assets. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer lists, trade names and technology) acquired and liabilities assumed under purchase accounting for business combinations. We acquired substantial intangible assets related to the Merged Business, including $1,572.7 million in goodwill, $1,142.3 million in customer relationships, $42.6 million in supply contracts, $14.9 million in technology and $6.0 million in definite-lived product trade names. These amounts are based on the purchase price allocation of the fair values of the acquired assets and liabilities assumed as of the closing date of the merger, as further described below.

Valuation:    As of December 31, 2013, we have two segments that contain reporting units with goodwill and intangible assets. Our chlorovinyls segment includes goodwill in our chlor- alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in the siding reporting unit.

In the year ended December 31, 2013 we concluded a test for the impairment of goodwill and other intangible assets in our window and door profiles reporting unit. The window and door profiles reporting unit fair value was estimated using the discounted cash flow approach and market approach. We estimated our future discounted cash flows based on our actual results during the year ended December 31, 2013, as compared to our projections for such period. The cash flow approach assumed a gradual increase in financial performance, based on a housing market recovery in the United States, and a discount rate of approximately 15 percent. The window and door profiles reporting unit's future earnings are significantly influenced by the North American housing and construction markets. Our market approaches considered market multiples of peer companies as adjusted and applicable to our window and door profiles reporting unit within our building products segment.

Based on the results of our evaluation, we recorded a non-cash impairment charge to write-down goodwill and other intangible assets in the window and door profiles reporting unit by $24.9 million in the year ended December 31, 2013. The write-down was due primarily to the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit. The write-down included $18.2 million for goodwill, $3.1 million for indefinite-lived trade names and $3.6 million for customer relationship assets. We tested our other reporting units with goodwill and other indefinite-lived intangible assets in the fourth quarter in accordance with our annual October 1 impairment testing. None of our other reporting units showed indications of impairment for their goodwill or other indefinite-lived intangible assets.

Goodwill.    During year ended December 31, 2013, we allocated the fair values of assets acquired and liabilities assumed of the Merged Business. The following table provides the detail of the changes made to goodwill during the years ended December 31, 2013 and 2012, including $18.2 million of goodwill impairment charges in 2013 for our window and door profiles reporting unit within our building products segment.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at January 1, 2012	$242.9	$158.4	$401.3
Addition from mergers and acquisitions	-	1.1	1.1
Foreign currency translation adjustment	2.5	-	2.5

Gross goodwill at December 31, 2012	245.4	159.5	404.9
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at December 31, 2012	$189.9	$27.3	$217.2

Gross goodwill at December 31, 2012	$245.4	$159.5	$404.9
Addition from mergers and acquisitions	1,572.7	0.8	1,573.5
Foreign currency translation adjustment	(9.3)	-	(9.3)

Gross goodwill at December 31, 2013	1,808.8	160.3	1,969.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at December 31, 2013	$1,753.3	$9.9	$1,763.2

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted only of certain trade names with a carrying value of $6.0 million and $9.1 million at December 31, 2013 and 2012, respectively. The variance between period-end dates is due to $3.1 million of impairment charges recorded in the third quarter of 2013 for our window and door profiles reporting.

Definite-lived intangible assets.    At December 31, 2013 and 2012, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segments. The values of these assets acquired are $1.1 billion for customer relationships, $42.6 million for supply contracts, $14.9 million for technology and $6.0 million for trade names. There were no definite-lived intangible assets in our chlorovinyls segment as of December 31, 2012. At December 31, 2013 and 2012 there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of December 31, 2013 and

2012, including impairment charges recorded for our window and door profiles reporting unit within our building products segment.

	Chlorovinyls	Building Products		Total
(In millions)	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross carrying amounts
Customer relationships	$1,142.3	$32.2	$35.2	$1,174.5	$35.2
Supply contracts	42.6	-	-	42.6	-
Trade names	6.0	-	-	6.0	-
Technology	14.9	17.4	17.4	32.3	17.4

Total	1,205.8	49.6	52.6	1,255.4	52.6
Accumulated amortization:
Customer relationships	(58.2)	(10.5)	(8.7)	(68.7)	(8.7)
Supply contracts	(2.0)	-	-	(2.0)	-
Trade names	(0.3)	-	-	(0.3)	-
Technology	(0.6)	(11.1)	(9.6)	(11.7)	(9.6)

Total	(61.1)	(21.6)	(18.3)	(82.7)	(18.3)
Foreign currency translation adjustment:
Customer relationships	(4.0)	-	-	(4.0)	-

Total	(4.0)	-	-	(4.0)	-
Net carrying amounts
Customer relationships	1,080.1	21.7	26.5	1,101.8	26.5
Supply contracts	40.6	-	-	40.6	-
Trade names	5.7	-	-	5.7	-
Technology	14.3	6.3	7.8	20.6	7.8

Total	$1,140.7	$28.0	$34.3	$1,168.7	$34.3

The weighted average estimated useful life remaining for customer relationships, supply contracts, definite-lived trade names and technology is approximately 17 years, 19 years, 16 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $64.3 million, $3.3 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $69.7 million per year.

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the year ended December 31, 2013, we recorded $3.2 million in restructuring charges in our building products segment that is included in Transaction related costs and other, net in the consolidated statements of income. We expect to complete these restructuring plans in the early part of the 2015 year.

7. OTHER ASSETS, NET

As of December 31, 2013 and 2012, other assets, net of accumulated amortization, consisted of the following:

	December 31,
(In millions)	2013	2012
Pension assets	$26.9	$-
Deferred financing costs, net	28.8	16.3
Advances to and investments in joint ventures, net	14.2	6.1
Advances for long-term purchase contracts, net	9.1	19.4
Long-term assets held for sale	3.9	13.8
Deferred income taxes	21.8	4.1
Other	7.4	3.9

Total other assets, net	$112.1	$63.6

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of December 31, 2013 and 2012, our long-term debt consisted of the following:

		December 31,
(In millions)	Maturity Date	2013	2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term Loan (net of $2.4 million debt issuance costs)	January 28, 2017	194.8	-
ABL revolver	January 28, 2018	-	-
9 percent notes	Redeemed	-	448.1

Total debt		$1,332.8	$448.1
Less current portion of long-term debt		(2.8)	-

Long-term debt, net		$1,330.0	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our consolidated statements of income for the year ended December 31, 2013.

Term Loan

The Company also guaranteed a $279.0 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At December 31, 2013, the interest rate on outstanding borrowings under the Term Loan was 3.50 percent per annum. At December 31, 2013, the effective interest rate, inclusive of amortization of deferred debt issuance cost, was 4.0 percent.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the year ended December 31, 2013, we repaid approximately $81.8 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our consolidated statements of income.

ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to United States borrowings under the ABL Revolver, the ABL Revolver bears interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the ABL Revolver, the ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the ABL Revolver. At December 31, 2013, we had no outstanding balance on our ABL Revolver and our availability was approximately $420.2 million, net of outstanding letters of credit totaling $79.8 million.

The ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). Canadian borrowing obligations under the ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

The 4.625 Notes indenture, the Term Loan credit agreement and the ABL Revolver credit agreement each contain customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, cash dividend payments in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding the dividend payment and our consolidated fixed charge coverage ratio (as defined in the definitive documentation governing the ABL

Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to the proposed dividend payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the definitive documentation governing the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes. We will be required to pay additional interest if such registration statement is not declared effective by the SEC within 560 calendar days following the closing of the 4.625 Notes offering.

4.875 Notes Issuance and 9 Percent Notes Redemption

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

The 4.875 Notes indenture contains customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to certain exceptions and qualifications. In connection with the issuance of the 4.875 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes. We will be required to pay additional interest if such registration statement is not declared effective by the SEC within 560 calendar days following the closing of the 4.875 Notes offering.

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs" in our consolidated statements of income.

Cash Interest

Cash payments for interest during the years ended December 31, 2013, 2012 and 2011 were $76.3 million, $55.8 million and $63.4 million, respectively.

Lease Financing Obligation

As of December 31, 2013 and 2012, we had a lease financing obligation of $104.7 million and $112.3 million, respectively. The change from the December 31, 2012 balance is due to the change in the Canadian dollar exchange rate for the period ended December 31, 2013. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the consolidated balance sheets. The amount of the collateralized letter of credit was $3.8 million and $5.9 million as of December 31, 2013 and 2012, respectively. We are not obligated to repay the lease financing obligation amount of $104.7 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of December 31, 2013 are $7.3 million in 2014, $7.6 million in 2015, $7.6 million in 2016, and $1.9 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2012 is due to current period payments and the change in the Canadian dollar exchange rate as of December 31, 2013.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our Term Loan facility is based on present rates for indebtedness with similar amounts, durations and credit risk. The fair values of our goodwill and other intangible assets evaluated during the year ended December 31, 2013 for impairment and the resulting impairment charges were determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 6 to the consolidated financial statements.

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

The fair value of Level 3 investments in our employee retirement plans was valued primarily based on trade information from multiple fund portfolios. Level 3 investments in our employee retirement plans were $94.5 million and $12.2 million as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the increase in the fair value of Level 3 investments primarily relates to pension plan assets of receivables, acquired in the merger as described in Note 12 to the consolidated financial statements and net unrealized gains. The fair value of the receivables to the pension plan have been estimated using the contractual terms and consideration of credit rating of the party the receivable is due from.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
4.625 Notes	$688.0	$676.4	$-	$-
4.875 Notes	450.0	426.9	-	-
9.0 percent notes	-	-	448.1	501.8
Level 2
Term Loan (net of $2.4 million debt issuance costs)	194.8	199.0	-	-

10. COMMITMENTS AND CONTINGENCIES

Leases.    We lease railcars, storage terminals, computer equipment, automobiles, warehouses and office space under non-cancelable operating leases with varying maturities through the year 2023. Future minimum payments under these non-cancelable operating leases as of December 31, 2013 are $36.8 million in 2014, $32.0 million in 2015, $26.1 million in 2016, $20.2 million in 2017, $10.9 million in 2018 and $28.8 million thereafter. Total lease expense was approximately $54.4 million, $33.5 million and $33.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

Letters of Credit.    As of December 31, 2013 and 2012, we had outstanding letters of credit totaling approximately $79.8 million and $11.5 million, respectively. Outstanding letters of credit directly reduce our availability under ABL Revolvers. Letters of credit, which typically have terms from one month to one year, primarily provide additional security for payments to real property lessors and provide financial assurance to states for environmental closures, post-closure costs and potential third party liability awards.

Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payment obligations through 2014. The variable component of future payments is based on the market prices of commodities used in production. Under these contracts, we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $9.1 million and $19.4 million as of December 31, 2013 and 2012, respectively and included in other assets, net, in the accompanying consolidated balance sheets. We amortize these advances over the lives of the applicable contracts. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are at market prices and are designed to assure a source of supply. The aggregate amount of payments made under the fixed and determinable cost component of these agreements for purchases in 2013, 2012 and 2011 was $96.1 million, $110.9 million and $187.1 million, respectively. Additionally, in the year ended December 31, 2013 we made a significant amount of raw material purchases from one of our suppliers totaling approximately $370 million and had an account payable to this supplier of $35.1 million as of December 31, 2013.

In addition, and in connection with the merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022. As of December 31, 2013, Axiall's future commitment to purchase electricity and steam from the joint venture approximates $23.5 million per year (approximately $212 million in the aggregate) subject to contractually defined inflation adjustments through 2022. Purchases from the closing date of the merger through December 31, 2013 approximated $22.9 million.

Employee Matters.    As of December 31, 2013, we had approximately 6,000 full-time employees. We employ approximately 1,600 employees, representing 27 percent of our workforce, under collective bargaining agreements that expire at various times through 2018. We believe our relationships with our employees and their representative organizations are good.

Legal Proceedings.    We are involved in a number of contingencies incidental to the normal conduct of our business including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our financial statements; however, specific outcomes with respect to such contingencies may be material to the financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of the environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

Environmental Matters.    It is our policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental liabilities do not include any potential offsets related to claims against third parties.

Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of December 31, 2013, we had reserves for environmental contingencies totaling approximately $64 million, of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2013, we have accrued $25 million for the costs associated with this matter.

  •
  We have reserved approximately $15 million for environmental contingencies related to on-site remediation at our Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  We have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that the reviews we conducted in connection with our evaluation of, and determination to enter into, the Transactions, may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be adequately valued. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and such costs can be reasonably estimated. Any increase in these costs, or any material restrictions, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemicals companies, are currently required to file certain governmental reports relating to greenhouse gas ("GHG") emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the new regulations will require significant capital expenditures. In addition, coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

  •
  In April 2012, the EPA issued final regulations to update emissions limits for PVC and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

  •
  In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium, West Virginia facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

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

Environmental Remediation: Reasonably Possible Matters.    Our assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $60 million to $100 million. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility.

Involuntary conversion of property, plant and equipment.    On December 20, 2013 a fire occurred in what is commonly known as the Company's PHH VCM manufacturing plant in Lake Charles, Louisiana. The Company is working to assess the damage to the structure and the impact on our operations. The fire impacted several process components of the PHH VCM manufacturing plant. Based on its current assessment, the Company expects operations at that plant may resume near the end of the first quarter of 2014.

The Company maintains property and business interruption insurance policies that it believes will provide coverage for the currently foreseeable losses arising from this incident, less applicable deductibles. We believe we will receive net insurance proceeds greater than the carrying value of the assets that were impacted by the fire and related cleanup and other costs. Consequently, we have recognized the probable net insurance proceeds to the extent of loss for the physical property damage resulting from the fire in our consolidated statement of income for the year ended December 31, 2013. We anticipate we will receive the net insurance proceeds for the physical property damage to the assets impacted by the fire and related cleanup and other costs associated with the fire and potentially for a business interruption claim associated with the incident based on the coverage in our insurance policies, which we expect will result in a net gain to the Company.

11. STOCK-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). In January 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 1.8 million shares. Under the 2011 Plan as it existed at December 31, 2013, we were authorized to grant various stock- based compensation awards for up to 3.6 million shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of December 31, 2013, there were approximately 2.5 million shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our previously existing equity compensation plans.

Total after-tax share-based compensation cost by type of program was as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Restricted stock units expense	$10.6	$9.1	$6.4
Stock options expense	1.0	-	0.2

Before-tax share-based compensation expense	11.6	9.1	6.6
Income tax benefit	(3.9)	(2.8)	(1.7)

After-tax share-based compensation expense	$7.7	$6.3	$4.9

The amount of share-based compensation cost capitalized in the years ended December 31, 2013, 2012 and 2011 was not material.

As of December 31, 2013 and 2012, we had approximately $18.5 million and $8.9 million, respectively, of total unrecognized compensation costs related to nonvested share-based compensation, which we will record in our consolidated statements of income over a weighted average recognition period of approximately one year. The total fair value of shares vested during the year ended December 31, 2013, 2012 and 2011 was approximately $3.3 million, $5.3 million and $5.3 million, respectively.

Stock Options.    A summary of stock option activity under all plans as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	125,564		$292.76
Granted	188,330		33.72
Exercised	(3,304)		21.25
Expired	(7,656)		554.13

Outstanding on December 31, 2013	302,934	6.3 years	$128.08	$3.7

Exercisable as of December 31, 2013	114,604	3.9 years	$283.13	$1.2
Vested or expected to vest as of December 31, 2013	298,956	6.3 years	$130.67	$3.7

During the year ended December 31, 2013, we granted options to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the merger (the "Replacement Options"). In 2012 and 2011, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. With the exception of the Replacement Options, option exercise prices are equal to the closing price of our common stock on the date of grant. The exercise price utilized for the Replacement Options resulted in the Replacement Options having a spread value equal to that of the PPG stock options being replaced, as measured at the closing date of the merger. Options generally vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the years ended December 31, 2012. The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.75 to $21.25	41,444	$20.83	5.2 years	41,444	$20.83
$28.75 to $41.50	193,730	33.85	7.6 years	5,400	38.19
$90.50 to $476.00	27,158	171.93	4.1 years	27,158	171.93
$510.75 to $1,334.50	40,602	657.82	2.3 years	40,602	657.82

$8.75 to $1,334.50	302,934	$128.08	6.25 years	114,604	$283.13

Restricted Stock Units.    A summary of restricted stock unit activity under all plans as of and for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	716,907		$27.86
Granted	450,169		45.20
Vested and released	(128,340)		25.69
Forfeited	(29,433)		34.12

Outstanding on December 31, 2013	1,009,303	1.0 Years	$35.68	$47.9

Vested or expected to vest as of December 31, 2013	1,003,454	1.0 Years	$35.64	$47.6

Our restricted stock units granted during the year ended December 31, 2013, include grants to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the merger and grants in May 2013 to certain of our officers, employees and directors. During 2012 and 2011, we granted 409,351 and 290,003 restricted stock units, respectively, to certain key employees and non-employee directors. The restricted stock units normally vest over a one- or three-year period. The weighted average grant date fair value per share of restricted stock units granted during 2013, 2012 and 2011 was $45.20, $30.18 and $27.55, respectively, which is based on the stock price as of the date of grant or, in the case of certain performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2013, 2012 and 2011 was $6.1 million and $15.8 million and $8.1 million, respectively. Restricted stock surrendered in satisfaction of required minimum tax withholding obligations was 36,846, 152,759 and 126,934 shares during 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation Assumptions Related to PRSUs.    The fair value of certain PRSUs granted in the years ended December 31, 2012 and 2011 has been estimated as of the date of grant using the Monte Carlo simulation model. There were no similar PRSUs issued in the year ended December 31, 2013. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The use of different assumptions could result in materially different valuations. We use the average of the high and low of the implied and historical volatility for our stock and the expected life of the awards is based on vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our dividend paying history and expectation of future dividend payments. The weighted average assumptions used in the Monte Carlo simulation model are as follows:

	PRSU Grants Year Ended December 31,
	2012	2011
Assumptions:
Risk-free interest rate	0.44%	0.95%
Expected life	3.0 years	3.0 years
Expected volatility	45%	45%
Expected dividend yield	1.07%	-%

12. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company sponsors and/or contributes to postretirement medical and insurance plans ("OPEB") and pension and other benefit plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the merger, we assumed certain liabilities related to pensions ("Assumed Pension Plans") and other postretirement benefit plans ("Assumed Postretirement Plans" or OPEB Plans). We had no other OPEB obligations prior to the merger.

Pension and OPEB Welfare Plans.    Certain employees in the United States who were hired before January 1, 2009 are covered by a defined benefit pension plan. That plan was frozen to future benefit accruals in 2009.

The Assumed Pension Plans provide ongoing benefits to certain employees and are closed to new hires. The Assumed Postretirement Plans are unfunded and provide medical and life insurance benefits for certain employees of the Merged Business and their dependents. In connection with the merger, we also acquired an Employee Group Waiver Plan ("EGWP") for certain Medicare-eligible retirees of the Merged Business and their dependents. The EGWP includes a fully-insured Medicare Part D prescription drug plan, however the EGWP was eliminated effective January 1, 2014, as part of the changes described below. The Assumed Postretirement Plans require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between the Company and participants.

Recently approved amendments to the Assumed Pension Plans for United States salaried employees has frozen all future benefit accruals for non-union employees effective January 31, 2014. Also, recently approved modifications to the Assumed Postretirement Plans were made with respect to certain participants, to deliver retiree medical benefits through health reimbursement account contributions. For the impacted participants, these retiree medical changes became effective on January 1, 2014 for Medicare eligible retirees and will become effective January 1, 2015 for non-Medicare eligible retirees. In addition, life insurance benefits for our assumed United States non-bargained future retirees were eliminated effective January 1, 2014. These OPEB benefit changes were approved and communicated to participants in October 2013 and the quantitative financial impact to the U.S. Assumed Postretirement Plan was reflected beginning in the fourth quarter of 2013. The impact of the amendments to the U.S. Assumed Pension Plans was recognized in the fourth quarter of 2013.

The estimated fair value of pension investment assets related to the Assumed Pension Plans was $506.7 million as of January 28, 2013. As of the same date, our projected benefit obligation with respect to these assets was $576.1 million. The unfunded status of pension obligations assumed by us and calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $69.4 million. The aggregate amount of the unfunded Assumed Postretirement Plans as of January 28, 2013, was approximately $182.9 million.

Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2013	2012	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$168.5	$147.3	$-
Acquisitions	576.1	-	182.9
Service Costs	6.6	-	2.0
Interest cost	28.0	7.2	6.4
Actuarial loss (gain)	(57.0)	19.1	(4.2)
Foreign currency translation adjustment	(0.8)	-	(0.1)
Plan participants' contributions	-	-	3.4
Gross benefits paid	(32.5)	(5.1)	(9.8)
Plan amendments	-	-	(82.7)
Curtailments	(15.5)	-	-

Benefit obligation, end of year	$673.4	$168.5	$97.9

Accumulated benefit obligation, end of year	$670.7	$168.5	NA

The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2013 and 2012, respectively, and based on employee service and compensation prior to the applicable date.

Plan Assets.    The summary and reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2013	2012	2013
Change in Plan Assets
Fair value of plan assets, beginning of year	$115.8	$107.7	$-
Acquisitions	506.7	-	-
Actual return on plan assets	68.2	12.8	-
Foreign currency translation adjustment	(0.7)	-	-
Employer contribution	1.9	0.4	6.4
Plan participants' contributions	-	-	3.4
Gross benefits paid	(32.5)	(5.1)	(9.8)

Fair value of plan assets, end of year	$659.4	$115.8	$-

The Plan classifies its investments based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the Plan's investments measured at fair value and the target and current allocation.

Asset Category	Target Allocation 2014	Percentage of Plan Assets, December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions, except percentages)
Short-term investment fund	-%	1%	$5.7	$-	$5.7	$-
Receivables			86.7	-	-	86.7
US Equity securities:
Consumer discretionary sector			6.6	6.6	-	-
Consumer staples sector			9.2	9.2	-	-
Energy sector			1.3	1.3	-	-
Finance sector			3.8	3.8	-	-
Health care sector			8.4	8.4	-	-
Index funds			93.6	-	93.6	-
Industrials sector			2.8	2.8	-	-
Information technology sector			7.3	7.3	-	-
Capital appreciation mutual fund			13.1	13.1	-	-
Small cap growth mutual fund			7.4	7.4	-	-
Pooled equity fund			47.8	-	47.8	-
Other			1.4	1.4	-	-

Total US equity securities:	43%	46%	202.7	61.3	141.4	-
International equity securities:
Euro Pacific Growth fund			29.1	29.1	-	-
Emerging market index funds	5%	4%	62.8	5.1	57.7	-

Total International equity securities	20%	22%	91.9	34.2	57.7	-
Fixed income securities:
Pimco total return, institutional			199.4	199.4	-	-
Other fixed income securities			65.2	2.8	62.4	-

Total fixed income securities:	20%	17%	264.6	202.2	62.4	-
Long-biased hedge fund	10%	9%	6.7	-	-	6.7
Real estate partnership	2%	1%	1.1	-	-	1.1

Total			$659.4	$297.7	$267.2	$94.5

Asset Category	Target Allocation 2013	Percentage of Plan Assets, December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions, except percentages)
Short-term investment fund		2%	$2.2	$-	$2.2	$-
US. Equity Securities:
Consumer discretionary sector			1.7	1.7	-	-
Consumer staples sector			4.1	4.1	-	-
Energy sector			1.2	1.2	-	-
Finance sector			0.6	0.6	-	-
Health care sector			3.0	3.0	-	-
Industrials sector			1.1	1.1	-	-
Information technology sector			4.4	4.4	-	-
Capital appreciation mutual fund			6.4	6.4	-	-
Small cap growth mutual fund			5.1	5.1	-	-
Pooled equity fund			19.2	-	19.2	-
Other			0.8	0.8	-	-

Total US equity securities:	43%	41%	47.6	28.4	19.2	-
International equity securities:
Euro Pacific Growth fund			25.0	25.0	-	-
Consumer staples sector			0.4	0.4	-	-
Emerging markets fund	5%	5%	5.3	5.3	-	-

Total International equity securities	20%	27%	30.7	30.7	-	-
Fixed income securities:
Pimco total return institutional			22.9	22.9	-	-
Financial services sector			0.2	-	0.2	-

Total fixed income securities:	20%	20%	23.1	22.9	0.2	-
Long-biased hedge fund	10%	9%	10.6	-	-	10.6
Real estate partnership	2%	1%	1.6	-	-	1.6

Total			$115.8	$82.0	$21.6	$12.2

Funded Status.    The following table shows the funded status of the pension benefits, reconciled to the amounts reported on the balance sheets:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2013	2012	2013
Funded status, end of year:
Fair value of plan assets	$659.4	$115.8	$-
Benefit obligations	673.4	168.5	97.9

Unfunded status	$(14.0)	$(52.7)	$(97.9)

Amounts recognized in the balance sheets consist of:
Noncurrent asset	$26.9	$-	$-
Current liability	(1.3)	(0.4)	(7.7)
Noncurrent liability	(39.6)	(52.3)	(90.2)

Amount recognized, end of year	$(14.0)	$(52.7)	$(97.9)

Gross amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$11.4	$(77.5)	$4.2
Prior service credit (cost)	(0.1)	(0.1)	80.4

Amount recognized, end of year	$11.3	$(77.6)	$84.6

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows:

	Pensions As of December 31,
(In millions)	2013	2012
Projected benefit obligation, end of year	$430.5	$168.5
Fair value of plan assets, end of year	389.6	115.8

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows:

	Pensions As of December 31,
(In millions)	2013	2012
Accumulated benefit obligaiton, end of year	$417.6	$168.5
Fair value of plan assets, end of year	378.9	115.8

Changes in Other Comprehensive Income (Loss).    The following table summarizes the changes in plan assets and benefit obligations which were recognized in other comprehensive income (loss):

	Pensions			OPEB
	As of December 31,
End of year:	2013	2012	2011	2013
Current year actuarial gain (loss)
Current year actuarial gain (loss)	$102.2	$(15.0)	$(22.1)	$4.2
Amortization of actuarial loss (gain)	(13.3)	1.6	1.5	-
Current year prior service credit	-	-	-	82.6
Amortization of prior service credit	-	-	-	(2.3)

Total recognized in other comprehensive income (loss)	$88.9	$(13.4)	$(20.6)	$84.5

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$106.2	$(13.5)	$(20.0)	$78.5

The following table summarizes the estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014:

(In millions)	Pensions	OPEB
Actuarial loss (gain)	$(0.4)	$0.1
Prior service cost (credit)	-	(9.2)

Total	$(0.4)	$(9.1)

Net Periodic Benefit Income (Expense).    Net periodic benefit income (expense) for the years ended December 31, 2013, 2012 and 2011 includes the following:

	Pensions			OPEB
	Year Ended December 31,
(In millions)	2013	2012	2011	2013
Components of net periodic benefit income(expense):
Service cost	$(6.6)	$-	$-	$(2.0)
Interest cost	(28.0)	(7.2)	(7.4)	(6.4)
Expected return on assets	38.5	8.7	9.5	-
Amortization of:
Prior service credit	-	-	-	2.3
Amortization of actuarial loss	(2.1)	(1.7)	(1.5)	-

Total amortization	(2.1)	(1.7)	(1.5)	2.3
Curtailment gain	15.5	-	-	-

Total net periodic benefit income (expense)	$17.3	$(0.2)	$0.6	$(6.1)

Assumptions.    The following weighted average assumptions were used to determine the benefit obligation for the defined benefit pension and other postretirement welfare plans. The rate of compensation increase was not applicable in 2011 as all future benefits with respect to compensation increases were frozen for the plans that existed at that time.

	Pensions			OPEB
	2013	2012	2011	2013
Discount rate	4.16%	5.00%	5.48%	4.39%
Expected return on assets	6.91%	8.25%	8.49%	Not Applicable
Rate of compensation increase	3.14%	Not Applicable	Not Applicable	3.11%

The weighted-average healthcare cost trend rate (inflation) used for 2013 is 6.63 percent declining to 4.50 percent in the year 2024. In selecting the rates for our current and long-term healthcare cost assumptions, we take into consideration a number of factors including our actual healthcare cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates. If the assumed healthcare cost trend rates were 1 percent lower or 1 percent higher, the estimated postretirement welfare cost for 2013 would decrease by $0.8 million or increase by $1.1 million.

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

Our investment committee establishes investment policies and strategies and regularly monitors the performance of the plans' funds. Our investment strategy with respect to U.S. pension plan assets is to invest the assets in accordance with the "prudent investor" guidelines contained in the Employee Retirement Income Security Act of 1974 and fiduciary standards. Our policy on funding is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

Expected Cash Flows

We expect to make contributions of $1.9 million to our pension plans during 2014 and $7.8 million during 2014 to our unfunded postretirement welfare plans benefit payments. We do not expect any federal subsidy with regards to our OPEB plans. Expected benefit payments for all pension and postretirement welfare plans are as follows:

(In millions)	Pension Benefits	OPEB (Gross)
Expected benefit payments:
2014	$36.5	$7.8
2015	37.4	7.8
2016	38.9	7.6
2017	40.0	7.5
2018	41.4	7.3
2019-2023	227.3	33.6

Defined Contribution Plans

Most pre-merger employees and employees of the Merged Business are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $15.7 million, $7.3 million and $5.8 million for the years ended December 31, 2013 and 2012 and 2011, respectively. In October 2012, we implemented an additional, discretionary company retirement contribution to our U.S. retirement savings plans.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and adjustments to pension liabilities. Amounts recorded in accumulated other comprehensive income (loss), net of tax, as of December 31, 2013 and December 31, 2012, and changes within the period are as follows:

(In millions)	Accrued Pension Benefit Liabilities	Foreign Currency Items	Equity Investees Other Comprehensive Income	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(40.3)	$22.6	$-	$(0.5)	$(18.2)
Other comprehensive income (loss) before reclassifications	(9.3)	4.1	-	-	(5.2)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	-	-	0.5	1.5

Net current period other comprehensive income (loss)	(8.3)	4.1	-	0.5	(3.7)

Balance at December 31, 2012	$(48.6)	$26.7	$-	$-	$(21.9)

Other comprehensive income (loss) before reclassifications	118.8	(20.0)	(0.9)	-	97.9
Amounts reclassified from accumulated other comprehensive income (loss)	(9.7)	-	-	-	(9.7)

Net current period other comprehensive income (loss)	109.1	(20.0)	(0.9)	-	88.2

Balance at December 31, 2013	$60.5	$6.7	$(0.9)	$-	$66.3

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension liabilities adjustment and changes in foreign currency translation adjustments. The components of amounts reclassified from other comprehensive income (loss) to the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
				Affected Line Items on the Consolidated Statements of Income
(In millions)	2013	2012	2011
Details about other comprehensive income components:
Pension liability adjustments, net of tax
Curtailment gain (1)	$(15.5)	$-	$-	Transaction related costs and other, net
Amortization of actuarial loss (gain) (1)	(0.2)	1.6	1.5

Pre-tax amount	(15.7)	1.6	1.5
Tax expense (benefit)	(6.0)	0.6	0.5	Provision for income taxes

Pension liability adjustment, net of tax	$(9.7)	$1.0	$1.0

Unrealized gain (loss) on derivatives:
Commodity hedge contracts	$-	$0.7	$(1.1)	Cost of sales
Tax expense (benefit)	-	0.2	(0.4)	Provision for income taxes

Change in unrealized gain (loss) on derivatives, net of tax	$-	$0.5	$(0.7)

Reclassifications for the period	$(15.7)	$2.3	$0.4
Tax expense (benefit)	(6.0)	0.8	0.1

Reclassifications for the period, net of tax	$(9.7)	$1.5	$0.3

(1)
These other comprehensive income components are included in the computation of net periodic benefit income (expense). See Note 12 to the consolidated financial statements for additional details.

14. INCOME TAXES

For the years ended December 31, 2013, 2012 and 2011, income before income taxes consists of the following:

	Year Ended December 31,
(In millions)	2013	2012	2011
United States operations	$210.1	$175.9	$48.8
Foreign operations	31.5	1.8	4.7

Total	$241.6	$177.7	$53.5

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
(In millions)	2013	2012	2011
Current income taxes:
Federal	$106.2	$63.5	$17.2
State	14.9	6.7	1.7
Foreign	7.8	(4.5)	(19.3)

Total current	128.9	65.7	(0.4)

Deferred income taxes:
Federal	(49.0)	(11.7)	(3.5)
State	(2.0)	3.2	(0.2)
Foreign	(4.3)	-	(0.1)

Total deferred	(55.3)	(8.5)	(3.8)

Provision for (benefit from) income taxes	$73.6	$57.2	$(4.2)

Income tax expense attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.5	3.7	2.3
Difference between U.S. and foreign tax rates	0.1	-	0.4
Tax credits	(0.7)	(1.3)	-
Domestic manufacturing deduction	(4.7)	(2.8)	(3.3)
Non-deductible compensation	-	0.2	0.6
Percentage depletion	(1.5)	(0.4)	(1.5)
Goodwill impairment	2.6	-	-
Capitalized Acquisition Costs	0.1	2.1	-
Change in valuation allowance	(0.3)	0.3	0.9
Net change in unrecognized tax benefits	(1.2)	(3.5)	(39.6)
Other, net	(2.4)	(1.1)	(2.7)

Effective income tax rate	30.5%	32.2%	(7.9)%

Net cash payments for income taxes during 2013, 2012 and 2011 were $130.9 million, $54.3 million and $18.6 million, respectively.

Our net deferred tax liability consisted of the following major items:

	As of December 31,
(In millions)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$47.5	$4.3
Employee compensation	17.8	10.8
Accrued liabilities	16.8	5.4
Tax credits	29.6	24.3
Environmental	19.1	2.7
Property, plant and equipment	36.9	91.3
Pension	40.6	20.0
Other deferred tax assets	7.0	8.4

Total deferred tax assets	215.3	167.2

Valuation allowance	(93.0)	(105.3)

Total deferred tax assets	122.3	61.9
Deferred tax liability:
Property, plant and equipment	(381.8)	(112.0)
Intangible assets	(416.3)	(32.9)
Inventories	(10.1)	-
Other	(13.4)	-
Debt restructuring	(39.2)	(50.6)
Foreign outside basis difference	(78.8)	-
Foreign currency translation gain	(8.3)	(19.1)

Total deferred tax liability	(947.9)	(214.6)

Net deferred tax liability	$(825.6)	$(152.7)

As of December 31, 2013, we had U.S. state and foreign net operating loss carryforwards ("NOLs"). Our foreign NOLs relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2013, and the years in which they will expire, are as follows:

Jurisdiction (in millions)	NOL Amount	Year of Expiration
U.S. State	$5.3	2030
Canada federal	196.1	2032
Canada provincial	347.8	2032

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. Substantially all of our valuation allowance relates to deferred tax assets in the Canadian operations of Royal Group, Inc. Our valuation allowance decreased from $105.3 million at December 31, 2012 to $93.0 million at December 31, 2013 predominantly because of foreign exchange differences and the decrease in the valuation allowance attributable to the write-off of a capital loss due to the acquisition of control resulting from the merger with the Merged Business. We evaluate the recoverability and realizability of deferred tax assets and the provisions for valuation allowance periodically based on our projections of future taxable earnings, timing of the reversal of future taxable temporary differences (including the impact of available carryback and carryforward periods) and tax planning strategies available to us to determine the timing for and extent to which we will release our valuation allowance against our net deferred tax assets in Canada in the future.

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2013 and 2012 will result in an income tax benefit if realized in a future year of $93.0 million and $105.3 million, respectively.

As of December 31, 2013, we had U.S. state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows:

Jurisdiction (in millions)	Tax credit Carryover Amount	Year of Expiration
U.S. state tax credits (gross of federal benefit)	$20,491	Indefinite
U.S. foreign income tax credits	6,594	2023
Canadian income tax credits	9,666	2017-2033

The Canadian tax credit includes approximately $4.8 million of foreign income tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign tax credits was earned during the period from the acquisition date of Royal Group through December 31, 2013.

We are not permanently reinvested with respect to the outside basis difference for all our foreign subsidiaries. As a result of the merger, we have recorded an $84.9 million deferred tax liability in purchase accounting. As of December 31, 2013, the deferred tax liability recorded on the outside basis difference is $78.8 million.

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

As of December 31, 2013 and 2012, our liability for unrecognized income tax benefits was approximately $16.3 million and $18.5 million, respectively. If recognized, $10.9 million of this amount would affect our effective tax rate. As of December 31, 2013 and 2012, our liability for interest and penalties was approximately $3.4 million and $5.0 million, respectively. For each of the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.7 million, $0.8 million and

$1.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2014, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is approximately $8.9 million. We are under examination by the U.S. Internal Revenue Service for the years ended December 31, 2009 and 2010. We are also under examination by the Canadian Revenue Agency for years ended 2010 and 2011. The results of these Internal Revenue Service and Canadian Revenue Agency examinations cannot presently be determined.

The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2009-2013
Canada	2009-2013
Various states	2006-2013
Taiwan	2012

A reconciliation of the liability for unrecognized tax benefits are as follows:

	For the Year Ended December 31,
(In millions)	2013	2012	2011
Balance as of beginning of the year	$18.5	$22.1	$35.3
Additions for current year tax positions	0.2	0.2	0.1
Additions for prior year tax positions	1.2	0.8	0.1
Reductions for prior year tax positions	(0.2)	(2.1)	(7.2)
Settlements	-	-	(3.9)
Reductions related to expirations of statute of limitations	(2.5)	(2.9)	(1.7)
Foreign currency translation	(0.9)	0.4	(0.6)

Balance as of the end of the year	$16.3	$18.5	$22.1

15. INVESTMENTS AND RELATED PARTY TRANSACTIONS

Chlorovinyls

We have joint ventures that are accounted for using the equity method. Through the merger, we acquired, as part of the Merged Business, the remaining 50 percent interest that we did not previously own of PHH Monomers LLC ("PHH"), a joint venture between us and PPG. PHH is a manufacturing joint venture that consists primarily of plant and equipment and the fair value was estimated based on the replacement cost of assets in similar condition. Prior to the merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $25.9 million as a result of remeasuring the equity interest we held in PHH before the merger. The estimated fair value of our prior equity interest in PHH before the merger was $27.6 million.

At December 31, 2013 and 2012, our investment in joint ventures included in our chlorovinyls segment was $0.8 million and $2.2 million, respectively. In 2012, our investments primarily represented our interest in the PHH production facility and is included in other long-term assets. PHH is an integral part of our manufacturing operations and upon consummation of the Transactions on January 28, 2013, PHH became a wholly-owned subsidiary. At December 31, 2013 and 2012, we had receivables due from affiliates of $5.0 million and $3.8 million, respectively. These amounts are classified as receivables in our consolidated balance sheets. At December 31, 2013 and 2012, we had amounts due to affiliates of $1.9 million and $0.9 million, respectively. These amounts are classified as accounts payable in our consolidated balance sheets. Our equity in earnings from our joint ventures was $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

RS Cogen is a variable interest entity under United States accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. The carrying amount of our investment is $18.1 million higher than the amount of our underlying equity in the net deficit of RS Cogen as of December 31, 2013. This difference primarily relates to the fair value of fixed assets and supply contracts that are being amortized over the life of the related assets. We have recorded our investment in RS Cogen in other assets in the accompanying consolidated balance sheets and our share of investee earnings in cost of goods sold in the consolidated statements of income.

The following table summarizes our maximum exposure to loss associated with RS Cogen as of December 31, 2013.

(In millions)
Investment in and net advances to RS Cogen	$10.9
Supply contracts	40.6

Maximum exposure to loss	$51.5

Building Products

We own a 50 percent interest in several manufacturing joint ventures in the building products segment. We sell raw materials to our joint ventures at market prices. Sales of materials to our joint ventures for the years ended December 31, 2013, 2012 and 2011 were $11.6 million, $14.9 million and $11.0 million, respectively. As of December 31, 2013 and 2012, our investment in manufacturing joint ventures was $2.5 million and $3.8 million, respectively.

At December 31, 2013 and 2012 we had no liabilities due to related parties. At December 31, 2013 and 2012, we had $1.0 million and $1.6 million, respectively, of receivables due from related parties included in accounts receivable. Our equity in earnings from our joint ventures was nil, $2.2 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The two-class method also requires the denominator to include the weighted average number of shares of restricted stock unit participating securities when calculating basic earnings per share. Basic and diluted earnings per share for the years ended December 31, 2013, include the weighted average share impact of the 35.2 million shares issued in connection with the merger from January 28, 2013, the date of issuance. For the years ended December 31, 2013, 2012 and 2011, there were nil, 0.2 million and 0.7 million weighted average restricted stock units participating securities, respectively, included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

In computing diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, common stock equivalents of 0.4 million shares, 0.2 million shares and 0.2 million shares, respectively,

were not included due to their anti-dilutive effect. Computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

Basic and Diluted Earnings Per Share—Two-class Method

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Numerator
Net income attributable to Axiall	$165.3	$120.5	$57.7
Less: Net income attributable to participating securities	0.1	0.7	1.2

Net income attributable to common stockholders	$165.2	$119.8	$56.5

Denominator
Weighted average common shares outstanding—Basic	67.3	34.5	34.1
Plus: Dilutive effect of stock options and awards	0.5	0.3	-

Weighted average common shares outstanding—Diluted	67.8	34.8	34.1

Earnings per common share from net income attributable to Axiall's common stockholders:
Basic	$2.46	$3.47	$1.66
Diluted	$2.44	$3.45	$1.66

17. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from January 28, 2013, the closing date of the merger. Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which currently includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers for the years ended December 31, 2013, 2012 and 2011 are provided in the tables below.

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

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other		Total
Year Ended December 31, 2013
Net sales	$2,917.3	$849.9	$898.8	$-		$4,666.0
Intersegment revenues	$226.2	0.1	-	(226.3)		$-

Total net sales	$3,143.5	850.0	898.8	(226.3)		$4,666.0
Transaction related costs and other, net	$(8.7)	3.2	-	41.1		$35.6
Long-lived asset impairment charges, net	$-	28.5	-	7.5		$36.0
Operating income	$434.9	3.0	29.1	(96.2)	(1)	$370.8
Depreciation and amortization	$174.2	35.7	1.2	6.9		$218.0
Capital expenditures	$132.7	44.4	7.1	11.9		$196.1
Total assets	$5,074.0	577.8	146.8	78.6		$5,877.2
Year Ended December 31, 2012:
Net sales	$1,344.9	$876.6	$1,104.3	$-		$3,325.8
Intersegment revenues	$236.1	0.4	-	(236.5)		$-

Total net sales	$1,581.0	877.0	1,104.3	(236.5)		$3,325.8
Transaction related costs and other, net	$1.3	1.5	-	36.1		$38.9
Long-lived asset impairment charges, net	$-	(0.8)	-	-		$(0.8)
Gain on sale of assets	$(19.3)	-	-	-		$(19.3)
Operating income	$237.2	18.4	64.6	(82.1)	(1)	$238.1
Depreciation and amortization	$45.2	38.4	1.5	4.7		$89.8
Capital expenditures	$44.7	24.9	2.7	8.0		$80.3
Total assets	$966.4	604.5	180.1	50.3		$1,801.3
Year Ended December 31, 2011:
Net sales	$1,318.7	$883.9	$1,020.3	$-		$3,222.9
Intersegment revenues	$235.7	-	-	(235.7)		$-

Total net sales	$1,554.4	883.9	1,020.3	(235.7)		$3,222.9
Transaction related costs and other, net	$0.5	2.8	-	-		$3.3
Long-lived asset impairment charges, net	$-	8.3	-	-		$8.3
Gain on sale of assets	$(1.1)	-	-	-		$(1.1)
Operating income	$143.3	7.5	10.4	(36.6)	(1)	$124.6
Depreciation and amortization	$56.0	39.7	1.5	4.3		$101.5
Capital expenditures	$37.1	23.8	1.6	3.9		$66.4
Total assets	$874.6	606.4	121.3	41.9		$1,644.2

(1)
Includes shared services, administrative and legal expenses.

Sales by Product Line

The table below summarizes sales by product line for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(In millions)	2013	2012	2011
Chlorovinyls
Chlor-alkali and derivative products	$2,447.2	$886.2	$888.3
Compound products	470.1	458.7	430.4

Total	2,917.3	1,344.9	1,318.7

Building Products
Window and door profiles and moulding products	314.4	319.1	331.0
Outdoor building products	535.5	557.5	552.9

Total	849.9	876.6	883.9

Aromatics
Cumene products	569.8	763.5	603.8
Phenol and acetone products	329.0	340.8	416.5

Total	898.8	1,104.3	1,020.3

Net Sales	$4,666.0	$3,325.8	$3,222.9

Geographic Areas

Sales are attributable to geographic areas based on customer location and were as follows for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(In millions)	2013	2012	2011
Net sales:
United States	$3,748.1	$2,625.7	$2,450.4
Non-U.S.	917.9	700.1	772.5

Net Sales	$4,666.0	$3,325.8	$3,222.9

Export sales as a percentage of net sales were approximately 20 percent, 21 percent and 24 percent for the years ended December 31, 2013, 2012 and 2011, respectively. Based on destination, the principal international markets we serve are Canada and Asia. Net sales to Canada in 2013 were 12 percent of net sales as compared to 16 percent and 17 percent of net sales in 2012 and 2011, respectively.

Long-lived assets, excluding intangible assets, are based on asset location. As of December 31, 2013 and 2012, our long-lived assets, excluding intangible assets, by geographic areas were as follows:

	December 31,
(In millions)	2013	2012
Long-lived assets (excluding intangible assets):
United States	$1,335.4	$423.5
Non-U.S.	323.3	214.2

Total	$1,658.7	$637.7

Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations as of December 31, 2013 and 2012 were as follows:

	December 31,
(In millions)	2013	2012
Net assets (liabilities):
United States	$2,375.3	$699.6
Non-U.S.	353.0	(96.1)

Total	$2,728.3	$603.5

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

	Quarter and Year Ended December 31, 2013
(In millions, except per share data)	Q1	Q2	Q3	Q4	Total (2)
Net sales	$1,061.2	$1,272.8	$1,197.5	$1,134.5	$4,666.0
Gross margin (1)	152.2	210.0	193.5	185.8	741.5
Operating income	71.2	124.6	78.1	96.9	370.8
Consolidated net income (loss)	(2.8)	73.7	39.3	57.8	168.0
Earnings (loss) per share:
Basic	$(0.06)	$1.04	$0.56	$0.81	$2.46
Diluted	$(0.06)	$1.03	$0.55	$0.81	$2.44

	Quarter and Year Ended December 31, 2012
	Q1	Q2	Q3	Q4	Total (2)
Net sales	$859.9	$867.7	$813.5	$784.7	$3,325.8
Gross margin	103.5	86.8	140.3	129.8	460.4
Operating income	68.2	28.4	73.9	67.6	238.1
Consolidated net income	35.3	13.6	39.3	32.3	120.5
Earnings per share:
Basic	$1.02	$0.39	$1.13	$0.93	$3.47
Diluted	$1.01	$0.39	$1.12	$0.92	$3.45

(1)
Financial results presented in the above table for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013, include an immaterial correction of an error related to an inconsistent policy related to income statement classification of shipping and handling costs. Subsequent to the consummation of the merger on January 28, 2013 and prior to the fourth quarter ended December 31, 2013, we included the

  Merged Business shipping and handling costs in selling, general and administrative expenses. Such costs should have been included in cost of goods sold to conform to our policy. The impact of the correction decreased quarterly gross margin by $19.1 million, $21.1 million and $10.0 million for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013, respectively, from what was previously reported. Operating income, consolidated net income (loss) and earnings (loss) per share for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013 were not impacted by this prior error.

(2)
Totaling quarterly data may differ from the annual audited amounts due to rounding.

19. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100 percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875% Notes issued by Axiall Corporation, the 4.625% Notes issued by Eagle Spinco Inc. ("Splitco") and the Term Loan Credit Agreement under which Splitco is the borrower, as described in Note 8 to the consolidated financial statements, are guaranteed by each of Axiall Corporation's 100 percent owned domestic subsidiaries (including Splitco in the case of the 4.875% Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under Splitco's 4.625% Notes and the Term Loan Credit Agreement.

As of December 31, 2013, payment obligations under the indenture for the 4.875% Notes issued by Axiall Corporation are guaranteed by Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, L.L.C., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Splitco. As of December 31, 2013, payment obligations under the indenture for the 4.625% Notes issued by Splitco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Splitco and the Guarantor Subsidiaries is a direct or indirect 100 percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Splitco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note 8 to the consolidated financial statements, there are no restrictions on the ability of Axiall Corporation, Splitco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100 percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625% Notes or the 4.875% Notes. Separate financial statements and other disclosures with respect to Splitco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the supplemental guarantor financial statements reflect investments in 100 percent owned entities within Axiall under the equity accounting method. This presentation of Splitco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non-Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011, (ii) condensed consolidating balance sheets as of December 31, 2013 and 2012, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, of each of Axiall Corporation (as parent issuer), Splitco (as subsidiary issuer), the Guarantor Subsidiaries (excluding Splitco), the Guarantor Subsidiaries (including Splitco and which also includes entries necessary to eliminate Splitco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries. The Company acquired PHH Monomers, L.L.C., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc.,

Eagle Natrium LLC, and Eagle Pipeline, Inc. (the "Eagle Guarantors") and Splitco in connection with the consummation of the Transactions on January 28, 2013. Accordingly, the Eagle Guarantors are included in the Guarantor Subsidiary column of the following supplemental condensed consolidating balance sheet, as of December 31, 2013, the supplemental statement of operations and comprehensive income for the year ended December 31, 2013 and the supplemental condensed consolidating statement of cash flows for the year ended December 31, 2013. The Eagle Guarantors are not included in the supplemental financial information below for the years ended December 31, 2012 and December 31, 2011 and, accordingly, the supplemental financial information for those periods may be of limited relevance.

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Assets
Cash and cash equivalents	$-	$-	$76.9	$76.9	$89.6	$-	$166.5
Receivables, net of allowance for doubtful accounts	162.5	-	482.2	478.7	73.3	(165.7)	548.8
Inventories	-	-	310.5	310.5	93.1	-	403.6
Prepaid expenses and other	1.3	-	26.1	26.1	4.2	-	31.6
Deferred income taxes	-	-	20.5	20.5	0.2	(2.7)	18.0

Total current assets	163.8	-	916.2	912.7	260.4	(168.4)	1,168.5
Property, plant and equipment, net	9.8	-	1,325.6	1,325.6	323.3	-	1,658.7
Long-term receivables—affiliates	1,328.6	-	-	-	-	(1,328.6)	-
Goodwill	-	-	1,496.6	1,496.6	266.6	-	1,763.2
Customer relationships, net	-	-	935.2	935.2	166.6	-	1,101.8
Other intangible assets, net	-	-	72.9	72.9	-	-	72.9
Other assets, net	12.2	13.2	71.7	84.9	15.0	-	112.1
Investment in subsidiaries	1,747.7	2,950.8	312.9	312.9	-	(2,060.6)	-

Total assets	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	16.8	119.6	319.6	435.7	26.9	(165.7)	313.7
Interest payable	3.1	12.3	-	12.3	-	-	15.4
Income taxes payable	-	-	12.2	12.2	4.9	-	17.1
Accrued compensation	0.5	-	49.6	49.6	11.4	-	61.5
Other accrued current liabilities	12.9	-	86.5	86.5	35.9	(2.7)	132.6

Total current liabilities	33.3	134.7	467.9	599.1	79.1	(168.4)	543.1
Long-term debt, excluding current portion of long-term debt	450.0	880.0	-	880.0	-	-	1,330.0
Long-term payables—affiliates	-	900.0	-	900.0	428.6	(1,328.6)	-
Lease financing obligation	-	-	-	-	104.7	-	104.7
Deferred income taxes	31.0	-	790.9	790.9	43.6		865.5
Pension and other post retirement benefits	13.7	-	107.0	107.0	9.1	-	129.8
Other non-current liabilities	125.2	-	116.4	116.4	20.9	(86.7)	175.8

Total liabilities	653.2	1,914.7	1,482.2	3,393.4	686.0	(1,583.7)	3,148.9
Equity
Total Axiall stockholders' equity	2,608.9	1,049.3	3,648.9	1,747.4	226.5	(1,973.9)	2,608.9
Noncontrolling interest	-	-	-	-	119.4	-	119.4

Total equity	2,608.9	1,049.3	3,648.9	1,747.4	345.9	(1,973.9)	2,728.3

Total liabilities and equity	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2012

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) +(c) + (d)
Assets:
Cash and cash equivalents	$-	$-	$131.4	$131.4	$68.9	$-	$200.3
Receivables, net of allowance	2.2	-	988.7	988.7	55.7	(731.7)	314.9
Inventories	-	-	201.6	201.6	86.8	-	288.4
Prepaid expenses and other	-	-	11.9	11.9	2.8	-	14.7
Deferred income taxes	7.9	-	13.0	13.0	0.2	-	21.1

Total current assets	10.1	-	1,346.6	1,346.6	214.4	(731.7)	839.4
Property, plant and equipment, net	1.5	-	422.0	422.0	214.2	-	637.7
Long-term receivables—affiliates	458.0	-	9.4	9.4	-	(467.4)	-
Goodwill	-	-	105.0	105.0	112.2	-	217.2
Customer relationships, net	-	-	26.5	26.5	-	-	26.5
Other intangible assets, net	-	-	14.4	14.4	2.5	-	16.9
Other assets, net	14.0	-	38.8	38.8	10.8	-	63.6
Investment in subsidiaries	1,446.5	-	-	-	-	(1,446.5)	-

Total assets	$1,930.1	$-	$1,962.7	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Liabilities and Equity
Accounts payable	$745.1	$-	$176.3	$176.3	$21.5	$(731.7)	$211.2
Interest payable	18.9	-	-	-	-	-	18.9
Income taxes payable	-	-	13.9	13.9	1.2	-	15.1
Accrued compensation	-	-	29.4	29.4	15.3	-	44.7
Other accrued liabilities	1.0	-	38.5	38.5	21.7	-	61.2

Total current liabilities	765.0	-	258.1	258.1	59.7	(731.7)	351.1
Long-term debt excluding current portion of long-term debt	448.1	-	-	-	-	-	448.1
Lease financing obligation	-	-	-	-	112.3	-	112.3
Long-term payables—affiliates	-	-	-	-	467.4	(467.4)	-
Deferred income taxes	16.9	-	161.0	161.0	-	-	177.9
Pension and other post retirement benefits	-	-	52.3	52.3	-	-	52.3
Other non-current liabilities	96.6	-	44.7	44.7	19.6	(104.8)	56.1

Total liabilities	1,326.6	-	516.1	516.1	659.0	(1,303.9)	1,197.8
Equity
Total Axiall stockholders' equity	603.5	-	1,446.6	1,446.6	(104.9)	(1,341.7)	603.5
Noncontrolling interest	-	-	-	-	-	-	-

Total equity	603.5	-	1,446.6	1,446.6	(104.9)	(1,341.7)	603.5

Total liabilities and equity	$1,930.1	$-	$1,962.7	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$4,125.1	$4,125.1	$734.4	$(193.5)	$4,666.0
Operating costs and expenses:
Cost of sales	-	-	3,520.8	3,520.8	597.2	(193.5)	3,924.5
Selling, general and administrative expenses	41.3	-	181.4	181.4	76.4	-	299.1
Transaction related costs and other, net	34.4	-	(2.3)	(2.3)	3.5	-	35.6
Long-lived asset impairment charges, net	7.5	-	25.5	25.5	3.0	-	36.0
Gain on sale of assets	-	-	-	-	-	-	-

Total operating costs and expenses	83.2	-	3,725.4	3,725.4	680.1	(193.5)	4,295.2

Operating income (loss)	(83.2)	-	399.7	399.7	54.3	-	370.8
Other income (expense):
Interest income (expense), net	(45.7)	(45.8)	37.7	(8.1)	(22.8)	-	(76.6)
Foreign exchange gain	-	-	-	-	-	-	-
Loss on redemption and other debt costs	(66.1)	(12.4)	-	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	25.9	25.9	-	-	25.9
Equity in income of subsidiaries	293.1	114.3	22.6	22.6	-	(315.7)	-

Income before income taxes	98.1	56.1	485.9	427.7	31.5	(315.7)	241.6
Provision for (benefit from) income taxes	(67.2)	(19.7)	157.1	137.4	3.4	-	73.6

Consolidated net income	165.3	75.8	328.8	290.3	28.1	(315.7)	168.0
Less net income attributable to noncontrolling interest	-	-	-	-	2.7	-	2.7

Net income attributable to Axiall	$165.3	$75.8	$328.8	$290.3	$25.4	$(315.7)	$165.3

Comprehensive income (loss) attributable to Axiall	$253.5	$165.7	$479.3	$429.0	$19.8	$(448.8)	$253.5

 Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2012

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$2,880.8	$2,880.8	$611.1	$(166.1)	$3,325.8
Operating costs and expenses:			-
Cost of sales	-	-	2,518.0	2,518.0	513.5	(166.1)	2,865.4
Selling, general and administrative expenses	38.1	-	94.5	94.5	70.9	-	203.5
Transaction related costs and other, net	35.8	-	2.6	2.6	0.5	-	38.9
Long-lived asset impairment charges	-	-	(0.8)	(0.8)	-	-	(0.8)
Gain on sale of assets	-	-	(19.3)	(19.3)	-	-	(19.3)

Total operating costs and expenses	73.9	-	2,595.0	2,595.0	584.9	(166.1)	3,087.7

Operating income (loss)	(73.9)	-	285.8	285.8	26.2	-	238.1
Other income (expense):
Interest income (expense), net	(89.9)	-	56.3	56.3	(23.5)	-	(57.1)
Loss on redemption and other debt costs	(2.7)	-	-	-	-	-	(2.7)
Foreign exchange gain (loss)	0.2	-	(0.1)	(0.1)	(0.7)	-	(0.6)
Equity in income of subsidiaries	233.3	-	0.7	0.7	-	(234.0)	-

Income before income taxes	67.0	-	342.7	342.7	2.0	(234.0)	177.7
Provision for (benefit from) income taxes	(53.5)	-	115.2	115.2	(4.5)	-	57.2

Consolidated net income	120.5	-	227.5	227.5	6.5	(234.0)	120.5
Less net income attributable to noncontrolling interest	-	-	-	-	-	-	-

Net income attributable to Axiall	$120.5	$-	$227.5	$227.5	$6.5	$(234.0)	$120.5

Comprehensive income attributable to Axiall	$116.8	$-	$219.9	$219.9	$4.1	$(224.0)	$116.8

 Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2011

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$2,747.1	$2,747.1	$649.7	$(173.9)	$3,222.9
Operating costs and expenses:
Cost of sales	-	-	2,540.6	2,540.6	552.9	(173.9)	2,919.6
Selling, general and administrative expenses	32.0	-	73.6	73.6	62.6	-	168.2
Transaction related costs, restructuring and other, net	-	-	0.7	0.7	2.6	-	3.3
Long-lived asset impairment charges	-	-	3.4	3.4	4.9	-	8.3
Gain on sale of assets	-	-	(1.1)	(1.1)	-	-	(1.1)
Total operating costs and expenses	32.0	-	2,617.2	2,617.2	623.0	(173.9)	3,098.3

Operating income (loss)	(32.0)	-	129.9	129.9	26.7	-	124.6

Other income (expense)
Interest income (expense), net	(77.1)	-	35.9	35.9	(24.1)	-	(65.3)
Loss on redemption and other debt costs	(4.9)	-	-	-	-	-	(4.9)
Foreign exchange gain (loss)	-	-	-	-	(0.9)	-	(0.9)
Equity in income of subsidiaries	180.8	-	(0.4)	(0.4)	-	(180.4)	-

Income before income taxes	66.8	-	165.4	165.4	1.7	(180.4)	53.5
Provision for (benefit from) income taxes	9.0		6.2	6.2	(19.4)	-	(4.2)

Consolidated net income	$57.8	$-	$159.2	$159.2	$21.1	$(180.4)	$57.7

Net income attributable to Axiall	$57.8	$-	$159.2	$159.2	$21.1	$(180.4)	$57.7

Comprehensive income (loss) attributable to Axiall	$39.7	$-	$145.1	$145.1	$23.6	$(168.7)	$39.7

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$60.1	$112.0	$94.0	$206.0	$59.6	$-	$325.7

Cash flows from investing activities:
Capital expenditures	(8.7)	-	(163.6)	(163.6)	(23.8)	-	(196.1)
Proceeds from sale of assets	-	-	11.1	11.1	0.3	-	11.4
Distribution from affiliate	15.9	15.9	19.9	19.9	-	(35.8)	-
Acquisitions, net of cash acquired	21.6	-	-	-	23.5	-	45.1

Net cash provided by (used in) investing activities	28.8	15.9	(132.6)	(132.6)	-	(35.8)	(139.6)
Cash flows from financing activities:
Issuance of long-term debt	450.0	-	-	-	-	-	450.0
Long-term debt payments	(450.0)	(81.8)	-	(81.8)	-	-	(531.8)
Make-whole and other fees paid related to financing activities	(65.9)	(30.2)	-	(30.2)	(2.0)	-	(98.1)
Dividends paid	(22.2)	-	-	-	-	-	(22.2)
Distribution to affiliate	-	(15.9)	(15.9)	(15.9)	(19.9)	35.8	-
Distribution to noncontrolling interest	-	-	-	-	(13.3)	-	(13.3)
Excess tax benefits from share-based payment arrangements	0.9	-	-	-	-	-	0.9
Stock compensation plan activity	(1.7)	-	-	-	-	-	(1.7)

Net cash used in financing activities	(88.9)	(127.9)	(15.9)	(127.9)	(35.2)	35.8	(216.2)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(3.7)	-	(3.7)

Net change in cash and cash equivalents	-	-	(54.5)	(54.5)	20.7	-	(33.8)
Cash and cash equivalents at beginning of the year	-	-	131.4	131.4	68.9	-	200.3

Cash and cash equivalents at end of the year	$-	$-	$76.9	$76.9	$89.6	$-	$166.5

 Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$62.3	$-	$126.9	$126.9	$42.0	$-	$231.2

Investing activities:
Capital expenditures	(0.4)	-	(62.6)	(62.6)	(17.3)	-	(80.3)
Proceeds from sale of assets	-	-	23.5	23.5	0.1	-	23.6
Distribution from affiliate	1.9	-	0.2	0.2	-	(2.1)	-

Net cash provided by (used in) investing activities	1.5	-	(38.9)	(38.9)	(17.2)	(2.1)	(56.7)
Financing activities:
Long-term debt payments	(51.5)	-	-	-	-	-	(51.5)
Make-whole and other fees paid related to financing activities	(1.5)	-	-	-	-	-	(1.5)
Return of capital	-	-	-	-	(2.1)	2.1	-
Excess tax benefits from share-based payment arrangements	2.7	-	-	-	-	-	2.7
Dividends paid	(8.3)	-	-	-	-	-	(8.3)
Stock compensation plan activity	(5.2)	-	-	-	-	-	(5.2)

Net cash (used in) provided by financing activities	(63.8)	-	-	-	(2.1)	2.1	(63.8)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	1.0	-	1.0

Net change in cash and cash equivalents	-	-	88.0	88.0	23.7	-	111.7
Cash and cash equivalents at beginning of year	-	-	43.4	43.4	45.2	-	88.6

Cash and cash equivalents at end of year	$-	$-	$131.4	$131.4	$68.9	$-	$200.3

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Subsidiary Guarantors Excluding Eagle Spinco Inc.	Subsidiary Guarantors Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$158.3	$-	$1.7	$1.7	$27.4	$-	$187.4

Investing activities:
Capital expenditures	(1.2)	-	(53.9)	(53.9)	(11.3)	-	(66.4)
Proceeds from sale of assets	-	-	1.3	1.3	-	-	1.3
Acquisitions, net of cash acquired	-	-	(71.4)	(71.4)	-	-	(71.4)

Net cash used in investing activities	(1.2)	-	(124.0)	(124.0)	(11.3)	-	(136.5)
Financing activities:
Long-term debt payments	(85.1)	-	-	-	-	-	(85.1)
Make-whole and other fees paid related to financing activities	(1.4)	-	-	-	(0.6)	-	(2.0)
Intercompany financing to fund acquisition	(72.1)	-	72.1	72.1	-	-	-
Excess tax benefits from employee share-based payment arrangements	1.5	-	-	-	-	-	1.5

Net cash provided by (used in) financing activities	(157.1)	-	72.1	72.1	(0.6)	-	(85.6)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	0.5	-	0.5

Net change in cash and cash equivalents	-	-	(50.2)	(50.2)	16.0	-	(34.2)
Cash and cash equivalents at beginning of year	-	-		93.7	29.1	-	122.8

Cash and cash equivalents at end of year	$-	$-	$(50.2)	$43.5	$45.1	$-	$88.6

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control.    Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the twelve months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the twelve months ended December 31, 2013, we merged with the Merged Business. We are in the process of integrating the Merged Business into our overall internal control over financial reporting process. In accordance with the SEC's published guidance, because we acquired the Merged Business during the current fiscal year, we excluded from our assessment at December 31, 2013 the internal control over financial reporting of the Merged Business. The Merged Business constituted $4,269 million of total assets of the Company and $1,632 million of the total net sales in our consolidated financial statements as of and for the year ended December 31, 2013.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated 1992 Framework. During 2013, the Company completed a series of transactions that resulted in our acquisition of substantially all the assets and liabilities of PPG's business related to the production of chlorine, caustic soda and related chemicals, ("the Merged Business") and began consolidating the operations of the Merged Business as of January 28, 2013. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding these events. In accordance with the SEC's published guidance, because we acquired the Merged Business during the current fiscal year, management has excluded the Merged Business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Net sales revenue attributable to the Merged Business was $1,632 million for the year ended December 31, 2013, and the aggregate total assets of the Merged Business were $4,269 million as of December 31, 2013. Based on this assessment, the Company's management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the Company's independent registered public accounting firm, which also audited the Company's consolidated financial statements for the year ended December 31, 2013, included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO	/s/ GREGORY C. THOMPSON
Paul D. Carrico President and Chief Executive Officer February 28, 2014	Gregory C. Thompson Chief Financial Officer February 28, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited Axiall Corporation and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business comprising substantially all the assets and liabilities of PPG Industries, Inc.'s operations related to the production of chlorine, caustic soda and related chemicals, ("the Merged Business"), which is included in the 2013 consolidated financial statements of the Company and constituted $4,269 million and $1,632 million of total assets and net sales, respectively, as of December 31, 2013 and for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Merged Business.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three years in the period ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 28, 2014

Item 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information to be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" in our Proxy Statement for the 2014 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

We have adopted the Axiall Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all of our directors, officers and employees. The Code of Ethics is publicly available on our website at http://www.axiall.com under Investors. If we make any substantive amendments to our Code of Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, our Corporate Governance Guidelines and the charters for our audit committee, compensation committee and nominating and governance committee are available on our website at http://www.axiall.com under Investors and are available in print to any stockholder who requests them from the Corporate Secretary of Axiall Corporation, 1000 Abernathy Road, Suite 1200, Atlanta, GA 30328. The information on our website is not a part of or incorporated by reference into, this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information to be set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be set forth under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement for the 2014 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,312,237	$128.1	(1)	2,547,631
Equity compensation plans not approved by security holders	-	-		-

Total	1,312,237	$128.1		2,547,631

(1)
Weighted-average exercise price excludes restricted share units which have no exercise price.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be set forth under the caption "Election of Directors" in our Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information to be contained in the section entitled "Ratification and Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Balance Sheets as of December 31, 2013 and 2012;
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;
Notes to Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.
(2)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.
  (b)
  Financial Statement Schedules: None

  (c)
  The following exhibits are filed as part of this Form 10-K:

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 18, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.2	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
3.1(a)	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (now known as Axiall Corporation) (included as Exhibit A to Exhibit 3.1).
3.2	Amended and Restated Bylaws of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.1	Indenture, dated as of February 1, 2013, among the Company, the guarantors' party thereto and U.S. Bank, National Association, as trustee, relating to the 4.875% senior notes due 2023 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of February 1, 2013, by and among the Company, the guarantors' party thereto and U.S. Bank, National Association, as trustee.
4.3	Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the initial guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.625% senior notes due 2021 of Eagle Spinco Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.4	First Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.5	Second Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor's party thereto and U.S. Bank, National Association, as trustee.
4.6	Form of 4.875% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).
4.7	Form of 4.625% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.2).
10.1	Term Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the various affiliates of Eagle Spinco Inc. party thereto as guarantors, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

Exhibit Number	Description
10.2	Amendment No. 1, dated as of March 15, 2013, to the Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the lenders party there to, Barclays Bank PLC, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).
10.3	Amended and Restated Credit Agreement, dated as of January 28, 2013, among Axiall Corporation, Eagle Spinco Inc. and Royal Group, Inc., as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC and the other lenders a party thereto (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.4	Amendment No. 1, dated as of February 14, 2014, to the Amended and Restated Credit Agreement, dated as of January 28, 2013, among Axiall Corporation, Eagle Spinco Inc. and Royal Group, Inc., as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC and the other lenders party thereto.
10.5*	Form of Restricted Stock Unit Agreement for Canadian-based officers and employees (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).
10.6*	Form of Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).
10.7*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.8*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.9*	Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.10*	Form of 2012 Restricted Share Unit Agreement for William L. Mansfield (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.11*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.12*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.13*	Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.14*	First Amendment to the Company's 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

Exhibit Number	Description
10.15*	Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).
10.16*	Executive Officer and Key Employee Severance Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2013).
10.17*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 10, 2011 and incorporated herein by reference).
10.18*	First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.19*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).
10.20*	Letter agreement regarding employment of George Biltz as the Company's Chief Strategy Officer (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 8, 2013).
10.21*	Letter agreement regarding employment of Timothy Mann, Jr. as Executive Vice President, General Counsel and Secretary (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.22*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated herein by reference).
10.23*	Letter agreement regarding employment of Joseph C. Breunig, dated July 26, 2010 (filed as Exhibit 10 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
10.24*	Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013 (filed as Exhibit 10.23 on the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and incorporated herein by reference).
10.25*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.26*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.27*	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.28*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's Proxy Statement filed with the SEC on August 24, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.29*	Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
10.30*	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.31*	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.32*	Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.33	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.34	Form of Indemnification Agreement.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24	Power of attorney for Axiall Corporation (included on the signature page of this Annual Report on Form 10-K)
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: February 28, 2014	By:	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Paul D. Carrico, Gregory C. Thompson and Timothy Mann, Jr. and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2014
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	February 28, 2014
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	February 28, 2014

Signature	Title	Date

/s/ ROBERT M. GERVIS Robert M. Gervis	Director	February 28, 2014
/s/ VICTORIA F. HAYNES Victoria F. Haynes	Director	February 28, 2014
/s/ STEPHEN E. MACADAM Stephen E. Macadam	Director	February 28, 2014
/s/ WILLIAM L. MANSFIELD William L. Mansfield	Director	February 28, 2014
/s/ MICHAEL H. MCGARRY Michael H. McGarry	Director	February 28, 2014
/s/ MARK L. NOETZEL Mark L. Noetzel	Director	February 28, 2014
/s/ ROBERT RIPP Robert Ripp	Director	February 28, 2014
/s/ DAVID N. WEINSTEIN David N. Weinstein	Director	February 28, 2014