Form 10-K/A
period 2013-12-31
AXIALL CORP/DE/
filed 2014-03-25
CIK 805264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-9753

Axiall Corporation

(Exact name of registrant as specified in its charter)

Delaware	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road, Suite 1200 Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(770) 395-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of June 28, 2013, the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,949,604,698. As of March 20, 2014, there were 69,922,433 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Axiall Corporation (“Axiall,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers, their ages as of March 25, 2014 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position Held
Paul D. Carrico	63	President, Chief Executive Officer and Director
Gregory C. Thompson	58	Chief Financial Officer and Chief Accounting Officer
Joseph C. Breunig	52	Executive Vice President, Chemicals
Timothy Mann, Jr.	48	Executive Vice President, General Counsel and Secretary
Mark J. Orcutt	58	Executive Vice President, Building Products
Dean Adelman	48	Vice President, Human Resources
George Biltz	55	Chief Strategy Officer
Mark L. Noetzel	56	Chairman and Director
T. Kevin DeNicola	59	Director
Patrick J. Fleming	70	Director
Robert M. Gervis	53	Director
Dr. Victoria F. Haynes	66	Director
Stephen E. Macadam	53	Director
William L. Mansfield	65	Director
Michael H. McGarry	56	Director
Robert Ripp	72	Director
David N. Weinstein	54	Director

Paul D. Carrico, age 63, has been a director and has served as our President and Chief Executive Officer since February 2008. Prior thereto, he had served as Vice President, Chemicals and Vinyls since October 2006, Vice President, Polymer Group from May 2005 until October 2006 and Business Manager, Resin Division from 1999, when he joined the Company, until May 2005. Mr. Carrico earned a Master’s degree in Engineering from the University of Louisville and a Master’s degree in Management from Massachusetts Institute of Technology. Mr. Carrico has served in various management positions with the Company for more than thirteen years, culminating with his appointment as Chief Executive Officer in February 2008. This gives him unique knowledge of the Company’s history and the opportunities and challenges associated with the Company’s businesses and operations, as well as the ability to serve as an effective liaison between the Company’s management team and the Board of Directors of the Company (the “Board”). In addition, Mr. Carrico had more than twenty-four years of experience in the chemicals industry before joining the Company.

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

Mark J. Orcutt, 58, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President, Performance Glazing since 2003.

Dean Adelman, 48, has served as the Vice President of Human Resources since February 2013. Before then, he was the Senior Vice President of Human Resources and Chief Administration Officer of BlueLinx Corporation from 2005 to 2013.

George Biltz, 55, has served as the Company’s Chief Strategy Officer since August 2013. From April 2011 until August 2013, he was employed by The Dow Chemical Company as Vice President, Energy and Climate Change, and, from December 2008 until April 2011, he was employed by The Dow Chemical Company as Vice President, Strategy Planning and Mergers and Acquisitions. He has more than 30 years of experience in the chemical industry, including CEO roles with ANGUS Chemical Company and Ascot Chemical Limited in addition to his time at The Dow Chemical Company.

Mark L. Noetzel, age 56, has served as a director since September 2009 and as the non-executive Chairman of the Board since January 2010. He was President and CEO of Cilion, Inc., a venture capital backed renewable fuel company, from August 2007 to May 2009. Prior to this role, he had served in several senior positions at BP plc, including Group Vice President, Global Retail, from 2003 until 2007, Group Vice President, B2B Fuels and New Markets, during 2001 and 2002 and Group Vice President, Chemicals, from 1998 until 2001. Prior to those senior management roles with BP plc, Mr. Noetzel served in other management and non-management roles with Amoco from 1981 until BP plc acquired Amoco in 1998. Mr. Noetzel earned a Bachelor’s degree from Yale University and a Master’s of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Noetzel is chairman of the board of directors of Aspen Aerogels, Inc., a manufacturer of aerogel insulation products sold to the oil and gas, cryogenic transportation, building and construction, military and aerospace industries. In addition, he serves on the board of Siluria Technologies, Inc., which has developed a proprietary process technology which directly converts natural gas to ethylene. Mr. Noetzel has nearly two decades of experience serving in senior executive management roles with large, international businesses within the energy and fuel industries, including managing distribution, logistics, operations and retailing functions covering twenty different countries for a business with $65 billion of annual sales. Mr. Noetzel also has served as a senior manager with a large international chemical company.

T. Kevin DeNicola, age 59, has served as a director since September 2009. Mr. DeNicola served as Chief Financial Officer of Kior, Inc., a biofuels business, from November 2009 until January 2011. Prior to that role, he was Senior Vice President and Chief Financial Officer at KBR, Inc., a leading global engineering, construction and services company supporting the energy, hydrocarbon, government services and civil infrastructure sectors from June 2008 through September 2009. Prior to this role, he served in various positions, including Senior Vice President and Chief Financial Officer at Lyondell Chemical Company (“Lyondell”) from May 2002 to December 2007. Subsequent to Mr. DeNicola’s departure from Lyondell after its acquisition by Basell AF S.C.A., but within the two-year period thereafter, Lyondell Basell filed a petition for reorganization under the Federal bankruptcy laws. Mr. DeNicola earned a Masters degree in Chemical Engineering from the University of Virginia and a Masters of Business Administration from Rice University. Mr. DeNicola is a director of Comerica, Incorporated. Mr. DeNicola has served as Chief Financial Officer of three diverse, complex businesses: (1) a biofuels business; (2) a global engineering and construction firm; and (3) a large chemicals company. Mr. DeNicola was employed by that chemicals company for nearly 17 years, where, in addition to serving as Senior Vice President and Chief Financial Officer, he served, at various times, as Director of Investor Relations, Vice President of Corporate Development and as Assistant Treasurer. Mr. DeNicola’s significant experience as the Chief Financial Officer of various companies provides him with a solid platform from which he, as Chairman of the audit committee, can advise and consult with the Board and Company management on financial, accounting and audit-related matters, as well as matters related to effective internal controls. In addition, substantial experience in various management positions with a chemicals company provides Mr. DeNicola with expertise within one of the primary industries in which the Company operates.

Patrick J. Fleming, age 70, has served as a director since February 2000 and served as non-executive Chairman of the Board from February 2008 until January 2010. In addition, Mr. Fleming served as chairman of the compensation committee from May 2004 until February 2008. Mr. Fleming has been a self-employed energy consultant since retiring from Texaco Inc. in January 2000. In 1998 and 1999, he served as the Managing Director and Chief

Executive Officer of Calortex Inc., a joint venture between Texaco, Calor Gas and Nuon International, and resided in the United Kingdom. From 1994 to December 1997, Mr. Fleming was President of Texaco Natural Gas, Inc. Mr. Fleming earned a Masters of Business Administration from Xavier University and a Bachelor of Arts degree in Economics from Muskingum College. Mr. Fleming has served as a director of the Company for more than thirteen years, during which he served as the non-executive Chairman of the Board for twenty-three months. This experience gives him unique knowledge of the Company’s history and the opportunities and challenges associated with the Company’s businesses and operations. Mr. Fleming also served as the chairman of the Board’s compensation committee from May 2004 until February 2008, an experience that gives him valuable insight into the executive compensation issues the Board must address on a regular basis. In addition, Mr. Fleming’s experience as Managing Director and Chief Executive Officer of a complex, international joint venture in the gas industry, as well as his experience in various senior management positions in the natural gas industry before that, give him a unique and important understanding of, and insight into, an industry that supplies the Company with one of its most critical energy requirements, including an understanding of the factors impacting the pricing, availability, distribution and logistics related thereto.

Robert M. Gervis, age 53, has served as a director since September 2009. He founded Epilogue, LLC, a private advisory firm, and has served as the Managing Member and President since April 2009. Prior to this role, he served in various senior executive positions at Fidelity Investments from 1994 to March 2009; and before Fidelity, Mr. Gervis was a partner in the international law firm of Weil, Gotshal & Manges. Mr. Gervis earned a Juris Doctorate from The George Washington University in Washington, D.C. and a Bachelor’s degree in Industrial Engineering from Lehigh University. Mr. Gervis is also a CFA charterholder. Mr. Gervis is a director of Aspen Aerogels, Inc., a manufacturer of aerogel insulation products sold to the oil and gas, cryogenic transportation, building and construction, military and aerospace industries. During his tenure with Fidelity Investments, Mr. Gervis spent twelve years managing businesses and senior executives, including investment professionals charged with evaluating a wide range of investment opportunities, and operating and managing those investments once they were acquired or made. Mr. Gervis’ management experience at Fidelity Investments included serving as (1) Chief Executive Officer of an oil and natural gas exploration and production company; (2) Chief Operating Officer of a full-service real estate development and investment company that specialized in the acquisition, design, development and management of high-profile projects in both the United States and foreign markets; and (3) Managing Director of a private equity division that invested in a broad range of industries, including technology, biotechnology, real estate, oil and gas exploration and production and telecommunications. These positions, combined with the sophisticated transactional work Mr. Gervis managed while he was a partner at Weil, Gotshal & Manges, gives Mr. Gervis significant insight into, and understanding of, the methods and processes used to assess and evaluate potential investment opportunities and other complex transactions that may be presented to the Company. In addition, because Mr. Gervis has served on many boards and investment committees and currently serves on two for-profit boards of directors, he has substantial experience regarding how boards can and should effectively oversee and manage companies, and a significant understanding of governance issues.

Victoria F. Haynes, age 66, has served as a director since January 2013. Dr. Haynes served as president and chief executive officer of RTI International, which performs scientific research and development in advanced technologies, public policy, environmental protection, and health and medicine, from 1999 until retiring in 2012. Prior to joining RTI, Dr. Haynes was Vice President of the Advanced Technology Group and Chief Technical Officer of BF Goodrich Corporation, a specialty chemicals and aerospace company, from 1992 to 1999. She also is a director of PPG Industries, Inc. and Nucor Corporation, and is a member of the Supervisory Board of Royal DSM, a global life sciences and material sciences company. Dr. Haynes also served as a director of Archer Daniels Midland Company from 2007 until 2011. She holds a Ph.D. in physical organic chemistry from Boston University. Dr. Haynes is a proven leader in matters related to advanced technology, research and development, and environmental protection, an area of great importance to the Company. Her service as President and Chief Executive Officer of RTI International and as Vice President of the Advanced Technology Group and Chief Technical Officer of BF Goodrich Corporation provides her with decades of valuable experience and insight into research and development and technological issues faced by large, complex, global companies, such as Axiall Corporation, including the development and assessment of strategies related to such matters. In addition, Dr. Haynes has significant experience serving as a director of publicly traded companies, and thus, has substantial insight regarding public company oversight, and a significant understanding of the corporate governance issues related thereto.

Stephen E. Macadam, age 53, has served as a director since September 2009. As previously announced, Mr. Macadam has notified the Board that he will not seek re-election in 2014 but will continue to serve as director until the Company’s 2014 annual meeting of stockholders. He has been Chief Executive Officer and a director of Enpro Industries, Inc., a leading provider of engineered industrial products for processing, general manufacturing and other industries worldwide, since April 2008. Prior to this role, he served as Chief Executive Officer of BlueLinx Holdings, a leading distributor of building products in the United States, from October 2005 until February 2008, and as Chief Executive Officer of Consolidated Container Company from August 2001 to October 2005. Prior to August 2001, Mr. Macadam served as Executive Vice President, Pulp and Paperboard, of Georgia-Pacific Corporation beginning in 1998. Mr. Macadam earned a Master’s degree in Finance from Boston College and a Master’s of Business Administration from Harvard Business School. Mr. Macadam is a director of Enpro Industries, Inc. Mr. Macadam has over eleven years of experience serving in the position of chief executive officer for large, publicly-traded companies with complex manufacturing and/or distribution, logistics, sales and marketing functions and operations. Importantly, Mr. Macadam has served as the Chief Executive Officer of a leading North American building products distribution company. In addition, he has served in senior management roles within the packaging industry, an important industry into which the Company’s products are sold. Mr. Macadam’s senior management experience in industries that are highly relevant to the Company’s businesses makes him an important asset to the Board. In addition, as a result of having been the chief executive officer of three separate publicly-traded companies, Mr. Macadam has a significant understanding of executive compensation and corporate governance issues and trends that currently impact the Company, or may impact it in the future.

William L. Mansfield, age 65, has served as a director since September 2012. Mr. Mansfield served as the Chairman of Valspar Corporation, a leading manufacturer of paint and coatings, from August 2007 until June 2012. He served as Chief Executive Officer of Valspar from February 2005 until June 2011, and as President of Valspar from February 2005 to February 2008. Mr. Mansfield earned a Bachelor of Science degree in commerce and engineering from Drexel University in 1971 and a Master’s in Business Administration from Lehigh University. Mr. Mansfield also serves as a director of Bemis Company, Inc., a leading flexible packaging company, and Triumph Group, Inc., a company engaged in the design, engineering, manufacture, repair, overhaul, and distribution of aerostructures, aircraft components, accessories, subassemblies, and systems. Mr. Mansfield’s role as the Chairman and Chief Executive Officer of a large, international paint and coatings company for many years, and the senior management positions he held before that, provide him with a broad range of valuable experience in strategic planning, operations, sales, logistics, financial management and investor relations, making him an asset to the Company’s Board. In addition, Mr. Mansfield has valuable experience serving as a director of large, publicly traded companies, including having served as the chairman of such a company, and thus, has a significant understanding of the accounting, audit, finance and corporate governance issues and trends that impact public companies, such as Axiall.

Michael H. McGarry, age 56, has served as a director since January 2013. He is Executive Vice President of PPG Industries, Inc., and led PPG’s chlor-alkali and derivatives business from July 2008 until the date the Company merged with that business in January 2013. Since February 2013, Mr. McGarry has had responsibility for the management of PPG’s architectural coatings — Americas and Asia Pacific, architectural coatings — Europe, Middle East and Africa and flat glass businesses. In addition, he has leadership responsibility for PPG’s global information technology, environment, health and safety, and corporate quality functions. From September 2012 until February 2013, Mr. Garry was responsible for the global aerospace and automotive refinish businesses. He held the position of Senior Vice President, Commodity Chemicals, of PPG from 2008 until August 2012, and of Vice President, Coatings, Europe and Managing Director, PPG Europe from July 2006 until June 2008. Before serving in those roles, Mr. McGarry served as Vice President, Chlor-Alkali and Derivatives of PPG from March 2004 through June 2006. He is a graduate of the University of Texas at Austin with a Bachelor’s degree in mechanical engineering. Mr. McGarry has many years experience leading and managing the chlor-alkali and derivatives business of PPG Industries, Inc., with which the Company merged in January 2013. His in-depth knowledge of all aspects of that business is a valuable asset to the Board and to Company management. In addition, with more than ten years of experience serving in senior management roles for PPG, a large, international, publicly traded company, Mr. McGarry has a significant understanding of complex manufacturing, distribution, logistics, sales, marketing, information technology and environmental and product stewardship issues that are especially relevant to the Company.

Robert Ripp, age 72, has served as a director since January 2013. Since 1999, Ripp has served as Chairman of Lightpath Technologies, a manufacturer of optical lens and module assemblies for the telecom sector. He served as Interim President and Chief Executive Officer of Lightpath from October 2001 to July 2002. Earlier, Mr. Ripp served in several senior management roles with AMP Incorporated, a publicly traded, international electrical products company, including Executive Vice President of Global Sales and Marketing, Chief Financial Officer and Chairman and Chief Executive Officer. Prior to that Mr. Ripp served in several senior financial management positions with International Business Machines, including as Vice President and Treasurer. Mr. Ripp holds a Bachelor’s degree from Iona College and a Master’s of Business Administration from New York University. He also is a director of ACE Limited and PPG Industries, Inc. Mr. Ripp’s extensive accounting and financial experience, gained from serving as a chief executive officer, chief financial officer and corporate treasurer of large, international, publicly traded companies, as well as from serving on the audit committees of several such companies, is a valuable asset to the Board. In addition, Mr. Ripp’s service in the roles of chairman, director and senior officer positions of various publicly traded companies gives him an important understanding of the executive compensation and corporate governance issues and trends currently impacting the Company, and that may impact the Company in the future, as well as an understanding of how public company boards can and should function effectively.

David N. Weinstein, age 54, has served as a director since September 2009. He has been a business consultant specializing in reorganization activities since September 2008. Before that, Mr. Weinstein served as Managing Director and Group Head, Debt Capital Markets-High Yield and Leverage Finance at Calyon Securities, a global provider of commercial and investment banking products and services for corporations and institutional clients, from March 2007 to August 2008. Before assuming that role, Mr. Weinstein was a consultant specializing in business reorganization and capital markets activities from September 2004 to February 2007. Prior to that, Mr. Weinstein was a Managing Director and Head of High Yield Capital Markets at BNP Paribas, BankBoston Securities and Chase Securities, Inc., and head of the capital markets group in the High Yield Department at Lehman Brothers. Mr. Weinstein earned a Bachelor’s degree from Brandeis University and a Juris Doctorate from Columbia University School of Law. Mr. Weinstein served as the Chairman of the board of directors of Pioneer Companies, Inc. from January 2002 to December 2005, the Chairman of the board of directors of York Research Corp. from November 2002 to June 2004, and as a director of Interstate Bakeries Corporation from August 2006 to January 2007. Mr. Weinstein is a director of Horizon Lines, Inc. and DeepOcean Group Holding AS. Mr. Weinstein has nearly two decades of experience in the area of capital markets and other finance-related fields, where he has served, among others, in the positions of managing director and head of high yield capital markets for several large, global investment banking firms. Mr. Weinstein’s background providing long-term financial solutions to the issues faced by non-investment grade or highly leveraged issuers offers an understanding of capital-related matters and financial acumen that are important attributes to the Company’s success, and to Mr. Weinstein’s leadership of the finance committee. Additionally, having served on many boards of directors, Mr. Weinstein also brings substantial experience addressing public-company board issues. Mr. Weinstein has experience and insight into chemical industry operations, management, and capital structure having served as chairman of a publicly-traded chemical company that was one of the largest chlor-alkali producers in the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of our common stock to file reports regarding their beneficial ownership of our common stock. Based solely upon a review of those filings furnished to us and, written representations in the case of our directors and executive officers, we believe all reports required to be filed by Section 16(a) with the SEC were timely filed in 2013.

CORPORATE GOVERNANCE

The Audit Committee

The audit committee of the Board of Directors of the Company, or the “Board”, consists of T. Kevin DeNicola (Chairman), Patrick J. Fleming and William L. Mansfield. Each member of the audit committee has the ability to read and understand financial statements, and the Board has determined that each member of the audit committee is “independent” as defined by the New York Stock Exchange (“NYSE”) listing requirements and Rule 10A-3 under the Exchange Act. The Board has also determined that T. Kevin DeNicola is an “audit committee financial expert”

as that term is defined by SEC rules. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of SEC Regulation S-K that the determination that a person has the attributes of an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee and the Board, nor shall it affect the duties and obligations of other audit committee members or the Board. The primary functions of the audit committee are to review the adequacy of the system of internal controls and management information systems, to review the results of our independent registered public accounting firm’s quarterly reviews of our interim financial statements, and to review the planning and results of the annual audit with our independent registered public accounting firm. The audit committee also has responsibilities related to the oversight of the Company’s overall risk management process. This committee held ten meetings in 2013.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The compensation of directors is determined by the Board following a recommendation by the nominating and governance committee, which reviews such compensation on a periodic basis. In May 2013, the nominating and governance committee recommended adjustments to the amount and nature of director compensation in order to reflect the larger size of the Company and the increased complexity of the Board’s duties following the Company’s merger with the chlor-alkalai and derivatives business of PPG Industries, Inc. (the “Merged Business”) and to more closely align director compensation with its peer companies following the merger. Effective as of May 21, 2013, our non-employee directors are entitled to the following:

•                  an annual fee of $80,000, which each non-employee director may elect to be paid in Company common stock or cash;

•                  an annual equity grant of restricted stock units (“RSUs”) valued at approximately $100,000;

•                  an additional fee of $1,000 per Board or committee meeting for every official meeting over a threshold of 25 official meetings per year that each such director attends;

•                  an additional annual retainer with respect to each Board committee on which each non-employee director serves (unless the director serves as the chair of the committee) in the amounts of $10,000 for serving as a member of the audit committee, $7,500 for serving as a member of the leadership development and compensation committee, $5,000 for serving as a member of the finance committee and $5,000 for serving as a member of the nominating and corporate governance committee;

•                  the Board’s non-executive Chairman is paid an additional annual fee of $80,000, the chairman of the audit committee is paid an additional annual fee of $25,000, the chairman of the leadership development and compensation committee is paid an additional annual fee of $15,000 and the chairman of each other committee of the Board is paid an additional annual fee of $10,000; and

•                  non-employee directors are also eligible to participate in our 2011 Equity and Performance Incentive Plan (the “2011 Plan”), which was amended in January 2013 to limit the aggregate amount of stock or stock-based awards which a non-employee director could be granted under the 2011 Plan during any calendar year to a value as of their respective dates of grant of $300,000.

On March 5, 2013, Dr. Haynes and Messrs. McGarry and Ripp each received an initial grant of 745 time-based RSUs under the 2011 Plan in connection with his or her agreement to serve on, and appointment to, the Board. These RSUs represent such director’s pro rata share, or approximately 31 percent, of the number of time-based RSUs granted to other non-employee directors in May 2012, which were expected to, and did, vest in May 2013.

In May 2013, each non-employee director received a grant of 2,053 time-based RSUs under the 2011 Plan. These time-based RSU awards vest on the earlier of the first anniversary of the date of grant or the day immediately preceding the next annual meeting of stockholders. Directors are also eligible to defer compensation into the Company’s Deferred Compensation Plan described under the caption “Compensation Discussion and Analysis—Summary of Our 2013 Executive Compensation Program—Non-Qualified Deferred Compensation Plan.”

The following table details compensation provided to each non-employee director who served as a member of our Board in 2013. For information on the compensation paid to Mr. Carrico, see the Summary Compensation Table elsewhere in this Amendment.

Director Compensation for the Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mark L. Noetzel(2)	159,082	99,591	258,673
T. Kevin DeNicola(3)	103,716	99,591	203,307
William L. Mansfield(4)	36,274	179,244	215,518
David N. Weinstein(5)	90,661	99,591	190,252
Patrick J. Fleming(6)	85,260	99,591	184,851
Robert M. Gervis(7)	89,130	99,591	188,721
Stephen E. Macadam(8)	91,065	99,591	190,656
Dr. Victoria Haynes(9)	73,887	141,281	215,168
Michael H. McGarry(10)	73,887	141,281	215,168
Robert Ripp(11)	70,825	141,281	212,106

(1)   Reflects the aggregate grant date fair value of RSU grants made to directors in 2013 calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718. See Note 11 of the footnotes to the consolidated financial statements in the Original 10-K Filing. Mr. Fleming was the only non-management director with outstanding stock options at December 31, 2013, with 762 outstanding stock option awards on that date. The following directors held the number of unvested RSUs set forth opposite their names at December 31, 2013: Mr. Noetzel (2,053); Mr. DeNicola (2,053); Mr. Fleming (2,053); Mr. Gervis (2,053); Dr. Haynes (2,053); Mr. Macadam (2,053); Mr. Mansfield; (3,695); Mr. McGarry (2,053); Mr. Ripp (2,053); and Mr. Weinstein (2,053).

(2)         The amount of earned fees reported for Mr. Noetzel is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; (c) the $80,000 annual fee earned by Mr. Noetzel in his role as chairman of the Board; and (d) the pro rata portion of the $5,000 annual fee earned by Mr. Noetzel in his role as a member of the finance committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual cash fee to members of the finance committee, through December 31, 2013.

(3)         The amount of earned fees reported for Mr. DeNicola is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; (c) the $25,000 annual fee earned by Mr. DeNicola in his role as chairman of the audit committee; and (d) the pro rata portion of the $7,500 annual fee earned by Mr. DeNicola in his role as a member of the leadership development and compensation committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of that committee, through December 31, 2013.

(4)         The amount of earned fees reported for Mr. Mansfield is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013, which Mr. Mansfield elected to receive in the form of RSUs instead of cash; (c) the pro rata portion of the $10,000 annual fee earned by Mr. Mansfield in his role as a member of the audit committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of the audit committee, through December 31, 2013; (d) the pro rata portion of the $5,000 annual fee earned by Mr. Mansfield in his role as a member of the nominating and corporate governance committee from May 21, 2013, the date on which the Board approved the payment of that annual fee to members of that committee, through September 11, 2013, the date on which the Board removed Mr. Mansfield from the nominating and corporate governance committee at his request; and (e) the pro rata portion of the $7,500 annual fee earned by Mr. Mansfield in his role as a member of the leadership development and compensation committee for the period of September 11, 2013, the date on which the Board appointed Mr. Mansfield to that committee, through December 31, 2013. Mr. Mansfield elected to receive a portion of his annual fees paid to all non-employee directors for their service on the Board for the 12-month period ending May 20, 2014 in the form of RSUs and, accordingly, received 1,642 time-based RSUs on May 20, 2013 in respect of the fees for such period with a one-year vesting date and an aggregate grant date fair value of $79,653.

(5)         The amount of earned fees reported for Mr. Weinstein is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; (c) the $10,000 annual fee earned by Mr. Weinstein in his role as the chairman of the finance committee; and (d) the pro rata portion of the $7,500 annual fee earned by Mr. Weinstein in his role as a member of the leadership development and compensation committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of that committee, through December 31, 2013.

(6)         The amount of earned fees reported for Mr. Fleming is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; (c) the pro rata portion of the $10,000 annual fee earned by Mr. Fleming in his role as a member of the audit committee, for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of the audit committee, through December 31, 2013; and (d) the pro rata portion of the $5,000 annual fee earned by Mr. Fleming in his role as a member of the nominating and corporate governance committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of that committee, through December 31, 2013.

(7)         The amount of earned fees reported for Mr. Gervis is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; (c), the $10,000 annual fee earned by Mr. Gervis in his role as chairman of the nominating and corporate governance committee; and (d) the pro rata portion of the $5,000 annual fee earned by Mr. Gervis in his role as a member of the finance committee for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of the finance committee, through December 31, 2013.

(8)         The amount of earned fees reported for Mr. Macadam is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 1, 2013 through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; and (c) the $15,000 annual fee earned by Mr. Macadam in his role as chairman of the leadership development and compensation committee.

(9)         The amount of earned fees reported for Dr. Haynes is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 28, 2013, the date on which Dr. Haynes’ appointment to the Company’s Board was effective, through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; and (c) the pro rata portion of the $5,000 annual fee earned by Dr. Haynes in her role as a member of the nominating and corporate governance committee for the period of September 11, 2013, the date on which the Board appointed Dr. Haynes to that committee, through December 31, 2013.

(10) The amount of earned fees reported for Mr. McGarry is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 28, 2013, the date on which Mr. McGarry’s appointment to the Company’s Board was effective, through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; and (c) the pro rata portion of the $5,000 annual fee earned by Mr. McGarry in his role as a member of the finance committee, for the period of May 21, 2013, the date on which the Board approved the payment of that annual fee to members of the finance committee, through December 31, 2013.

(11) The amount of earned fees reported for Mr. Ripp is the sum of: (a) the pro rata portion of the $70,000 annual cash fee paid to all non-employee directors during the period of January 28, 2013, the date on which Mr. Ripp’s appointment to the Company’s Board was effective, through May 20, 2013, the day before the date on which the Board approved increasing that annual fee to $80,000; (b) the pro rata portion of the $80,000 annual fee paid to all non-employee directors during the period of May 21, 2013 through December 31, 2013; and (c) the pro rata portion of the $5,000 annual fee earned by Mr. Ripp in his role as a member of the nominating and corporate governance committee for the period of September 11, 2013, the date on which the Board appointed Mr. Ripp to the nominating and corporate governance committee, through December 31, 2013.

COMPENSATION DISCUSSION AND ANALYSIS

In this section of the Amendment, we will describe the important components of our executive compensation program for our named executive officers, or “NEOs,” whose compensation is set forth in the 2013 Summary Compensation Table on page 31 of this Amendment, and in other compensation tables described elsewhere in this Amendment. For 2013, our NEOs were:

•                  Paul D. Carrico, our President and Chief Executive Officer;

•                  Gregory C. Thompson, our Chief Financial Officer;

•                  Joseph C. Breunig, our Executive Vice President, Chemicals;

•                  Mark J. Orcutt, our Executive Vice President, Building Products; and

•                  Timothy Mann, Jr., our Executive Vice President, General Counsel and Secretary.

This section of the Amendment also provides an overview of our executive compensation philosophy and program, and explains how and why the leadership development and compensation committee (the “Committee”) determined the specific compensation policies and decisions involving the NEOs.

Executive Summary

Our Business

We are a leading North American manufacturer and international marketer of chemicals and building products, with annual sales of approximately $4,666.0 million for the year ended December 31, 2013, and operations in Canada, Taiwan and the United States. Through our numerous subsidiaries, we manufacture and sell a wide array of chemicals products, including: chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, muriatic acid, phosgene derivatives, polyvinyl chloride, vinyl compounds, acetone, cumene and phenol. We also manufacture and sell vinyl-based building and home improvement products, including window and door profiles, mouldings, siding, pipe and pipe fittings, and decking. For more information about our business, please see “Item 1, Business” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original 10-K Filing, which was filed with the SEC on February 28, 2014.

2013 Business Achievements

We believe 2013 was a transformational year for Axiall due to the leadership of our Board and executive officers, and the dedication and hard work of our employees. In January 2013, we completed the merger with the Merged Business and focused on integrating the two businesses and leveraging the combined business to achieve one of our primary strategic initiatives, increased chlorovinyls integration.

Primarily as a result of the Company’s merger with the Merged Business, 2013 was our fourth consecutive year of improved financial performance. During 2013, some of our significant accomplishments included:

•                  the following benefits from the Company’s merger with the Merged Business:

•                  creating a leading, integrated chemicals and building products company that is the third largest chlor-alkali producer and second largest vinyl chloride monomer producer in North America;

•                  significantly increasing the Company’s chlorine and caustic production, enabling the Company to produce chlorine in excess of its internal needs and better capture favorable margins and financial benefits throughout the chlorovinyls chain and the business cycle;

•                  providing the Company with new opportunities for growth, including expected growth in vinyl chloride monomer and polyvinyl chloride-related sales;

•                  making the Company one of the lowest-cost integrated chlor-alkali producers in the world;

•                  providing the Company with increased operational flexibility to serve both its internal needs and external customers from five North American chlor-alkali production facilities instead of a single site; and

•                  diversifying the Company’s product portfolio as a result of additional downstream product offerings.

•                  as a result of the ongoing integration of the Merged Business, we achieved approximately $100 million of annualized cost synergies in 2013 from improved procurement and logistics, reduced general and administrative expense and improved operating rates;

•                  improved financial performance, primarily due to the Company’s merger with the Merged Business:

•                  reaching annual net sales of $4,666.0 million, an increase of 40 percent compared to $3,325.8 million in 2012; and

•                  increasing reported adjusted EBITDA (“Reported Adjusted EBITDA”) in 2013 to $672.0 million compared to Reported Adjusted EBITDA of $334.9 million in 2012;(1)

•                  recently announced a proposed partnership with Lotte Chemical to develop an ethane cracker in Louisiana, which is expected to provide the Company access to cost-based ethylene in future years;

•                  increased the Reported Adjusted EBITDA of our building products segment to $70.7 million for 2013, a 23 percent improvement compared to 2012;(1) and

•                  net sales generated from innovative products recently introduced by the building products segment increased for the second consecutive year to $117 million for 2013, as compared to $66 million in 2012 and $32 million in 2011.

Total Stockholder Return

The cumulative total return of an investment in our common stock from July 29, 2009, the date the Company completed a significant financial and operating restructuring and related 1-for-25 reverse stock split, until December 31, 2013 is 669 percent, compared to a cumulative total return of approximately 317 percent for an investment in the Standard & Poor’s 400 Chemicals Index over that same period of time, and approximately 232 percent for an investment in the Standard & Poor’s 400 MidCap Index over that same period of time.(2)

2013 Executive Compensation Highlights

Consistent with our compensation philosophy and objectives, during 2013 the Committee took the following compensation-related actions:

•                  provided annual cash incentive compensation opportunities based on performance against a combination of various Adjusted EBITDA(3), operational and strategic goals;

(1)  Reported Adjusted EBITDA is not a financial measure reported under GAAP. See pages 56-59 of the Original 10-K Filing for a reconciliation of non-GAAP financial measures to the nearest financial measures reported under GAAP.

(2)  Total returns were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. We have benchmarked returns against the two Standard & Poor’s indices because we believe those indices provide the closest comparison to our lines of business and comparable size companies.

(3)  For purposes of our 2013 executive compensation program, Adjusted EBITDA is different than Reported Adjusted EBITDA. In the Compensation Discussion and Analysis, “Adjusted EBITDA” means earnings before interest, taxes, depreciation, and amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the merger, costs to attain merger-related synergies, certain pension plan amendment curtailment gains, goodwill, intangibles, and other long-lived asset impairments.

•                  granted all of our NEOs long-term, equity incentive awards that do not fully vest until three years after the grant date, thereby aligning the long-term interests of our NEOs with those of our stockholders;

•                  provided that 83 percent of our CEO’s 2013 target direct compensation(4) and, on average, approximately 70 percent of our other NEOs’ 2013 target direct compensation was incentive-based, and thus, “at risk;”

•                  adjusted the CEO’s base salary by approximately 8.4 percent and each of the other NEOs’ base salaries by approximately 3 percent, on average, to reflect the increased size and complexity of the Company and the nature of its business operations after the combination with the Merged Business; and

•                  adopted the Axiall Corporation Executive Officer and Key Employee Severance Plan (the “Severance Plan”) to offer market competitive severance to our NEOs and other executive officers and key employees.

Compensation-Related Corporate Governance Standards

We strive to maintain effective governance standards, including with respect to the oversight of our executive compensation policies and practices. To that end, in 2013:

•                  the Committee continued to consist solely of independent directors as defined by NYSE listing requirements and Rule 10C-1 under the Exchange Act, whose decisions regarding the compensation of our CEO were made in executive sessions that were not attended by any executive officers, including the CEO;

•                  the Committee recommended to the non-management members of the Board for their ratification the types and amounts of compensation for the CEO, and the Board ratified the Committee’s recommendations in an executive session that was not attended by any executive officer, including the CEO;

•                  the Board recommended the approval of, and our stockholders approved by more than 99 percent, the compensation of our executive officers in an advisory “say-on-pay” stockholder vote taken in 2013, that will be taken again in 2014 — we expect this annual say-on-pay vote to continue for the foreseeable future;

•                  the Committee’s independent compensation consultant, Semler Brossy Consulting Group, was retained directly by the Committee and did not provide any services to management;

•                  the Committee evaluated whether there was any conflict of interest with respect to Semler Brossy and certain of its employees providing executive compensation consulting services to the Committee, and concluded (after taking into account the six factor test adopted by the SEC and NYSE) that Semler Brossy was independent and no such conflict of interest existed;

•                  the Committee conducted an annual review with its compensation consultant of the nature and amount of compensation paid to the executive officers of a peer group of chemicals and building products companies (with characteristics similar to the Company) so that the compensation paid to the Company’s executive officers would be competitive, aligned with our compensation philosophy, and take into account the Company’s merger with the Merged Business in early 2013; and

•                  the Committee conducted a review of our compensation philosophy and objectives and compensation-related risks arising from the compensation policies and practices for all employees, and determined that such risks were not reasonably likely to have a material adverse effect on the Company.

(4)  We define “target direct compensation” to be the aggregate of each executive’s annual: (1) base salary; and (2) non-equity incentive compensation opportunity, at the target level established by the Committee; and (3) long-term equity incentive awards, at the target level established by the Committee. Other components of the total compensation of our executive officers not included in target direct compensation are set forth on the Summary Compensation Table on page 31 of this Amendment.

In addition, our compensation philosophy and objectives contain several specific elements that are designed to align our executive compensation with the long-term interests of our stockholders, including:

•                  stock ownership guidelines that emphasize the importance of substantive, long-term share ownership by both directors and executive officers, so as to better align their financial interests with those of our stockholders, and place responsibility on the CEO to attain Company stock ownership at 5 times his base salary and other NEOs to attain Company stock ownership at 2.5 times their base salaries;

•                  none of our executive officers having multi-year guarantees of compensation;

•                  a policy allowing the Company to “clawback” any incentive compensation paid or granted to any executive officer based on financial results that subsequently are restated as the result of the executive’s fraudulent or illegal conduct;

•                  provisions in our equity awards granted after May 2011 that require a “double-trigger” for accelerated vesting in connection with a change of control;

•                  a May 2011 amendment to our Executive and Key Employee Change of Control Severance Plan (the “Change of Control Plan”) that eliminates the excise tax gross up benefit that had been provided under that plan, with respect to any person who becomes an executive officer on or after May 16, 2011 (including any person newly hired by the Company and any person promoted from within the Company from a non-executive officer position to an executive officer position on or after that date);

•                  a January 2013 amendment to our 2011 Plan that limits the aggregate amount of stock or stock-based awards that could be granted to a non-employee director under the 2011 Plan during any calendar year to a value as of their respective dates of grant of $300,000;

•                  policies that prohibit directors, officers and certain other Company employees from engaging in short-selling or hedging transactions with respect to the Company’s common stock or pledging Company securities (except in limited circumstances); and

•                  a policy of providing only limited perquisites to our executive officers in the form of a Company car or car allowance, the value of which is disclosed in the table set forth in footnote (4) to the Summary Compensation Table beginning on page 31 of this Amendment.

Our Executive Compensation Philosophy and Objectives

Our executive compensation philosophy, which was established by the Committee and approved by the Board, is to: (1) reward favorable Company and business unit financial, operational and strategic performance, as well as stock price performance; and (2) deliver total compensation and benefits at target performance levels approximating the median compensation and benefits paid by similar companies in the chemicals and building products sectors, with the ability to pay above or below that median as the Company’s and/or individual executive officer’s performance varies, and also taking into account factors such as an officer’s role and responsibilities, experience and tenure, prior performance, actual and expected contributions, and internal pay equity considerations.

The Committee designed the executive compensation programs in place during 2013 to be consistent with that compensation philosophy. Specifically, the Committee observed the following guiding principles that emerge from our compensation philosophy:

•                  Compensation Should Be Performance-Based: A substantial portion of the total compensation opportunity should reflect and reinforce a “pay for performance” culture favoring performance-based cash and equity incentive compensation in lieu of salary, supplemental benefits or executive perquisites, and should vary based upon our financial, operational and strategic performance against pre-established goals, and the long-term value of Axiall;

•                  Compensation Should Be Aligned with Stockholder Interests: Our compensation programs should align the interests of executive officers with the long-term interests of our stockholders by providing strong incentives to maximize long-term value for our stockholders, while balancing acceptable risks through the use of stock ownership guidelines and “clawback” policies applicable to executives; and

•                  Compensation Should Be Market Competitive: Our success is heavily dependent on our ability to attract and retain experienced executive officers who are proven leaders, and to motivate them to consistently deliver positive strategic and financial results. As a result, overall compensation should be structured to present an attractive package to existing and potential executive officers.

Policies and Procedures Designed to Limit Compensation-Related Risk

While a significant portion of potential annual compensation is risk-based, we have also instituted policies and programs designed to discourage unnecessary risk-taking which is not in the Company’s long-term interests.

Stock Ownership Guidelines

We maintain stock ownership guidelines to emphasize the importance of substantive, long-term share ownership by executive officers intended to align their financial interests with those of stockholders. We also have share ownership guidelines in place for our directors. The guidelines are denominated as a multiple of base salary for the executive officers, and a multiple of the annual retainer for directors.

CEO	5 times salary
Other Executive Officers	2.5 times salary
Directors	5 times annual retainer

Each executive officer and non-employee director has five years as an officer or director, respectively, to attain stock ownership and compliance with the stock ownership requirements annually. All of the individuals named in the Summary Compensation Table below who are required to comply with this policy (based on hire date) are currently in compliance with these minimum stock ownership requirements. Mr. Breunig, who was hired in September 2010, and Mr. Mann, who was hired in July 2012, have until September 2015 and July 2017, respectively, to comply with the guidelines.

Clawback Policy

Our Board has also adopted a policy that provides, to the extent permitted by law, that if the Board, or any committee, determines that any bonus, incentive payment, equity award or other compensation has been awarded to or received by an executive officer and such compensation was based on any financial results or operating metrics that were subsequently the subject of a material restatement as a result of such officer’s knowing or intentional fraudulent or illegal conduct and a lower payment would have been made to the officer based on the restated results, then the Board has the right to recover (“clawback”) from the officer such compensation (in whole or in part) as it deems appropriate under the circumstances.

Long-Term Equity Award Performance Metrics

The Committee specifically designed certain of our 2013 performance-based RSUs to discourage unnecessary risk-taking that is not in the Company’s long-term interests. In particular, the Committee granted certain performance-based RSUs that vest based on the Company’s achievement of a specified cost synergy target, but recognized that cost synergies should not be achieved at the expense of the long-term growth and financial objectives of the Company. Accordingly, these 2013 performance-based RSUs also included a threshold Adjusted EBITDA target for the period from January 1, 2013 through December 31, 2014. If this threshold, which the Committee believes requires the applicable NEOs to work to achieve the specified cost synergies target without taking actions that may maximize synergies achievement in the short-term, but are harmful to the long-term growth and financial performance of the Company, is not achieved, no performance-based RSUs will be earned.

In addition, the Committee determined in March 2014 that the performance metrics for performance-based RSUs granted in 2014 will be based on a relative total shareholder return, defined as share price appreciation and dividends paid, assuming those dividends are reinvested as paid, and these performance-based RSUs will cliff vest on the third anniversary of the grant date if the performance metrics are achieved. The comparator group will consist of 45 chemical companies from the S&P 1500. The Committee believes that the use of relative total shareholder return as the relevant performance metric discourages unnecessary risk-taking by aligning our NEOs’ long-term compensation with the long-term performance of the Company, and accordingly, with the long-term interests of the Company’s shareholders.

The Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to vote annually on a say-on-pay proposal. At our 2013 annual meeting of stockholders held on May 21, 2013, approximately 99 percent of the votes cast by stockholders on the advisory vote on executive compensation (the “say-on-pay proposal”) were in favor of the compensation of our named executive officers. The Committee believes this favorable vote affirms our stockholders’ support of its approach to executive compensation and, as a result, the Committee did not make material changes to the implementation of our executive compensation philosophy in 2013.

How Executive Compensation Decisions Are Made

This section of our Compensation Discussion and Analysis describes who makes various executive compensation decisions and how those decisions are made.

The Role of the Compensation Committee

The Committee continually reviews the design and administration of our executive compensation policies and programs to ensure they appropriately reflect our compensation philosophy. Any program changes that are made are driven by the Committee’s desire to maintain alignment with stockholder interests and to be consistent with the guiding philosophy and objectives referenced above.

The Committee considers the tax and accounting implications of compensation, but those are not the only factors considered, as the Committee also considers all of the other factors discussed in this Compensation Discussion and Analysis when making compensation decisions. The Committee recognizes that one or more of these other factors may outweigh tax or accounting considerations.

Section 162(m) of the Internal Revenue Code (the “Code”) limits deductibility of certain compensation for our Chief Executive Officer and the three other executive officers (other than the Chief Financial Officer) who are highest-paid and employed at year-end to $1 million. If certain conditions are met, performance-based compensation may be excluded from this limitation.

While we believe it is in our Company’s and our stockholders’ best interests to have the ability to grant qualified performance-based compensation under Section 162(m) of the Code, we may decide to grant compensation that will not qualify as qualified performance-based compensation for purposes of Section 162(m) of the Code.  Moreover, even if we intend to grant compensation that qualifies as qualified performance-based compensation for purposes of Section 162(m) of the Code, we cannot guarantee that such compensation ultimately will be deductible by us.

The Committee evaluates and administers the compensation of our executive officers in a holistic manner, makes compensation decisions around program design, and adjusts pay in light of our compensation philosophy, market practices and total compensation objectives. The Committee ordinarily positions the various compensation elements at levels it believes are targeted to be at or near the median of compensation paid by the market references, but that positioning for any executive officer is also dependent upon an officer’s role and responsibilities, experience and tenure, prior performance, actual and expected contributions and internal pay equity considerations. Market positioning of the individual elements of compensation and benefits, as well as the relationships among these elements, are described in the sections that follow.

With respect to the proposed compensation for the CEO, the Committee determines, approves and recommends to the Board for ratification all compensation, equity and benefits to be paid to the CEO based on an evaluation of the

CEO’s performance in light of corporate goals and objectives that were previously approved by the Committee and ratified by the non-management members of the Board.

For the other executive officers, and within the constructs of any applicable employment agreement that may have been negotiated and entered into by the Company, the Committee considers all appropriate factors, including the recommendations of the CEO, in reaching its decisions. The CEO’s recommendations are considered for approval by the Committee, and in some cases are modified by the Committee during the course of its deliberations.

In setting and evaluating annual compensation of the Company’s executive officers, the Committee reviews and considers, among other factors, the pay mix, which is the percentage of total compensation represented by each element of compensation, of each of the Company’s executive officers, as compared to the Company’s “market references” described below. The actual pay mix for each of the Company’s NEOs for 2013, which differs from the target awards described under “Annual Cash Incentive Opportunity” and “Long-Term Equity Based Awards”, was as follows:

Named Executive Officer	2013 Base Salary as % of Total Nonpension Compensation(1)	2013 Non-Equity Incentive Award as % of Total Nonpension Compensation(1)	2013 Long-Term Equity Incentive Award as % of Total Nonpension Compensation(1)(2)	2013 Other Compensation as % of Total Nonpension Compensation(1)
Paul D. Carrico	16	15	60	9
Gregory C. Thompson	23	15	48	14
Joseph C. Breunig	24	15	53	8
Mark J. Orcutt	30	15	39	16
Timothy Mann, Jr.	29	17	52	2

(1)    “Total Actual Nonpension Compensation” includes base salary, 2013 non-equity/cash incentive award, long-term equity incentive award, and “other” compensation, but excludes changes in pension value, which is an actuarial value, and non-qualified deferred compensation earnings.

(2)    Reflects the grant date fair value of time-based and performance-based RSUs, calculated in accordance with the provisions of FASB ACS Topic 718. See Note 11 of the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for certain assumptions underlying the value of awards.

The Role of Our Chief Executive Officer

Within the parameters of the compensation philosophy and objectives established by the Committee and/or Board, each year our CEO recommends to the Committee the level of base salary, the target annual cash/non-equity incentive award and the target long-term equity incentive award for each of the other executive officers. The recommendations of our CEO are based on his evaluation of each executive officer’s performance, the performance of the individual business units or functions for which that executive officer is responsible and management retention considerations. The Committee considers the CEO’s recommendations, along with all other appropriate factors, in reaching its decisions regarding the compensation of each executive officer. In some cases, the CEO’s recommendations are modified by the Committee during the course of its deliberations.

The Role of the Board of Directors

Our Board reviews and ratifies the recommendations of the Committee with respect to: (1) the design of incentive compensation plans for the Company’s executive officers; (2) any significant changes to compensation guidelines and benefit plans for the Company’s executive officers; and (3) significant changes to benefit programs for the

Company’s executive officers. In addition, the Committee determines, and then recommends to the non-management members of the Board for their ratification all compensation, equity and benefits to be paid to the CEO (with the CEO not participating in those deliberations).

The Role of the Compensation Consultant

As a part of its responsibilities, the Committee has the authority to appoint, compensate and oversee the Company’s outside compensation consultant. In 2013, the Committee retained Semler Brossy Consulting Group as its consultant to assist the Committee with its responsibilities related to the Company’s compensation policies and programs for its executive officers. In addition, in 2013, the Board’s nominating and governance committee retained Semler Brossy as its consultant to assist that committee with its responsibilities related to the Company’s compensation policies and programs for its directors. Semler Brossy did not provide any services unrelated to executive officer and director compensation consulting to any Board committee or to the Company during 2013. The Committee has taken into account the six factor test adopted by the SEC and the NYSE to analyze the independence of Semler Brossy, and determined that Semler Brossy is independent and that their work does not raise any conflicts of interest.

The compensation consultant reports directly to the Committee. One or more representatives of the compensation consultant attends the meetings of the Committee, as requested by the Committee chairman, and communicates with the chairman of the Committee between meetings, as needed. The compensation consultant does not make decisions regarding the compensation of our executive officers. Rather, the compensation consultant provides advice, guidance and information that the Committee and, with respect to certain decisions, our Board, may consider when making executive compensation decisions.

The Committee’s compensation consultant supports the Committee by, at least annually, conducting an independent and comprehensive review of our executive compensation programs, including providing periodic reports showing total remuneration for each executive officer, and an evaluation of total compensation and individual pay elements based upon our market references. In December 2012, the compensation consultant conducted such a review and analysis, and discussed it with the Committee in connection with the Committee’s determination of executive officer compensation for 2013. That review took into account the increased size and complexity of the Company and its operations after the Company’s then-pending merger with the Merged Business and included evaluations of the elements of direct compensation, including: base salary, annual non-equity incentive awards and long-term equity-based incentive awards against our peer group and survey data. In addition, the compensation consultant’s review also considered executive compensation trends and the long-term incentive design for executive officers of the Company.

The Use of Data About Other Companies’ Compensation Programs

In conducting the evaluations made by the Committee in its executive compensation decision making, the compensation consultant uses “market references,” which consist of a peer group of chemicals and building products companies with characteristics similar to the Company (based on revenue, market capitalization, assets and/or number of employees) and survey data as discussed below.

In December 2012, our compensation consultant reviewed the market reference peer group taking into account the then-pending merger with the Merged Business. In March 2013, following our combination with the Merged Business, the Committee approved a new market reference peer group designed to more closely align our peer group with the size of the combined Company and the nature of its business operations. The market reference peer group for 2013 consisted of the following 19 companies(5):

• Armstrong World Industries	• Olin Corporation
• Ashland, Inc.*	• Owens Corning

(5)  Following the Company’s merger with the Merged Business, Acuity Brands, Albemarle Corporation, Ferro Corporation, Louisiana-Pacific Corporation, Martin Marietta Materials Incorporated, Universal Forest Products Incorporated and Vulcan Materials Company were eliminated from the market reference peer group for 2013.

• Celanese Corporation*	• Polyone Corporation
• CF Industries Holdings, Inc.*	• Rockwood Holdings, Inc.
• Chemtura Corporation*	• RPM International Incorporated
• Cytec Industries	• USG Corp
• Eastman Chemicals Co.*	• Valspar Corporation
• FMC Corporation	• Westlake Chemical Corporation
• Huntsman Corporation*	• W.R. Grace & Co.*
• Masco Corporation*

* Notes companies added to the 2013 market reference peer group following the Company’s merger with the Merged Business.

In addition, to assess compensation levels, the compensation consultant recommended to the Committee and the Committee utilized data from the Towers Watson U.S. CDB Executive Compensation Survey. The compensation consultant adjusted this survey data to include samples from general industry companies as well as companies in the chemical or building products industries, adjusted based upon the size of the Company’s annual revenue.

Elements of Our Executive Compensation Program

The principal elements of our executive compensation program are: (1) base salary; (2) annual cash (non-equity) incentive awards; (3) long-term equity incentive awards; and (4) benefits.

The purpose and nature of each element is provided in the table below:

Element	Purpose	Nature of Element	Fixed/ Variable
Base salary

Provide a market-based level of compensation that is consistent with each executive officer’s role, responsibilities, experience, tenure, prior performance, actual and expected contributions and internal pay-equity considerations

		Short-term	Fixed
Annual non-equity incentive awards	Align each executive officer’s financial interests with the achievement of the Company’s annual business objectives as well as the individual officer’s contribution to those objectives	Short-term	Variable
Long-term equity-based awards	Align executive officers’ longer-term interests with those of other stockholders and encourage them to have an ownership mentality	Long-term	Variable
Benefits	Provide benefits equivalent to those generally available to employees or to similarly situated executives at market reference companies	Short and Long-term	Fixed

Summary of Our 2013 Executive Compensation Program

For 2013, the Committee took into account a number of factors in determining the compensation of the executive officers. These factors included, among other things: (1) our compensation philosophy and objectives; (2) the increased size and complexity of the Company and the nature of its business operations after the combination with the Merged Business; (3) actual Company performance in 2013; and (4) actual individual executive officer performance in 2013.

The following sections describe the various elements of our executive compensation program, including the objectives, market positioning, structure and operation, and other information specific to 2013 payments, awards, and pay actions in more detail.

Base Salary

Each NEO is paid a base salary, which is reviewed annually by the Committee. Salaries for NEOs are generally targeted to be at or near the median of salaries paid by the market references, but are also dependent upon the officer’s role and responsibilities, experience and tenure, prior performance, actual and expected contributions, and internal pay equity considerations.

Base salaries for NEOs, including the CEO, were reviewed by the Committee in March 2013 within the context of an overall compensation market reference analysis performed by its compensation consultant. The analysis conducted by the compensation consultant was discussed with the Committee in December 2012 and March 2013. Adjustments to the NEOs’ salaries were approved by the Committee in March 2013, with the CEO’s adjustment being ratified by the non-management members of the Board at that time, and those adjustments became effective in April 2013. Base salaries for the NEOs, other than the CEO, were increased by approximately 3 percent as compared to 2012 salaries. The CEO’s base salary was increased by approximately 8.4 percent as compared to his 2012 salary. After giving effect to the salary increases, 2013 base salaries for the NEOs, 2012 base salaries and the year over year percentage increase of the NEO salaries were as follows:

Name of NEO	2013 Base Salary	2012 Base Salary	Year over Year Percentage
Paul D. Carrico	$900,000	$830,000	8.4%
Gregory C. Thompson	$506,000	$491,000	3.1%
Joseph C. Breunig	$519,000	$504,000	3.0%
Mark J. Orcutt(1)	$502,000	$488,000	2.9%
Timothy Mann, Jr.	$438,000	$425,000	3.1%

(1)    Amounts are paid in Canadian dollars, but reported in the table in U.S. dollars. Such amounts were converted at an exchange rate of 0.9710 Canadian dollars to each U.S. dollar, which was the average exchange rate for 2013. Amounts paid in prior years were converted at the average exchange rate for the corresponding year.

The Committee and Board believe these base salary increases were appropriate because: (1) salaries paid to similarly situated executives at similarly sized companies were higher than our NEO salaries; (2) the Committee believed the Company had continued to make significant progress in improving the Company’s financial performance and in meeting the operational and strategic goals set out for the Company; and (3) the Company planned salary and promotional increases for its other management and professional employees. In particular, the Committee determined that the increase in the CEO’s base salary was appropriate due to the increased size and complexity of the Company’s business and the nature of its operations following the combination with the Merged Business, and due to the fact that the CEO’s base salary was below the salaries of chief executive officers at similarly sized companies.

Annual Cash Incentive Opportunity

The Company’s annual cash/non-equity incentive opportunity program for 2013 was designed so that a portion of the overall annual cash compensation of NEOs was linked to annual corporate financial performance and, with respect to each of Messrs. Breunig and Orcutt, the financial performance of the division that each of them manages, as well as the attainment of certain operational goals, which also were division-specific for each of Messrs. Breunig and Orcutt. This program and the metrics established under it are intended to incentivize superior business and individual performance, and tie the interests of management to Company performance, and accordingly, to the interests of our stockholders.

For 2013, each NEO had a target annual cash incentive award opportunity expressed as a percentage of base salary. Individuals with greater overall responsibility for corporate performance typically have larger incentive opportunities when compared to base salaries in order to weight their overall pay mix more heavily toward performance-based compensation.

For each of the NEOs, the target opportunity amounts were as set forth in the table below:

NEO	Target Opportunity (as a % of base salary)
Paul D. Carrico	110%
Gregory C. Thompson	75%
Joseph C. Breunig	75%
Mark J. Orcutt	65%
Timothy Mann, Jr.	65%

The Committee administers the Company’s annual cash incentive opportunity program for the CEO and other NEOs and, as part of that function, determined that 2013 cash incentive compensation payouts for Messrs. Carrico, Thompson and Mann would be based on the following performance metrics and goals, weighted as follows:

•                  60 percent of the award opportunity was to be based upon the Company’s Adjusted EBITDA for 2013;

•                  20 percent of the award opportunity was to be based upon the level of achievement of the specific and measurable operational goals for (1) the Chemicals division related to gross margin return and Electro Chemical Unit (“ECU”) reliability and (2) the Building Products division related to reductions in conversion costs, the percentage of net sales generated from innovative new products and operating cash flow generated by the Building Products division; and

•                  20 percent of the award was to be based upon the level of achievement of certain specific corporate strategic goals related to information technology infrastructure improvements, strategic initiatives to gain access to cost-based ethylene, the review of our corporate strategic planning process and the expansion of succession planning based on our combination with the Merged Business (the “Corporate Strategic Goals”).

In addition, the Committee determined that, with respect to the evaluation of Mr. Carrico’s cash incentive compensation, it would also consider Mr. Carrico’s level of achievement of goals related to the achievement of cost synergies and the organizational integration of the Merged Business.

The Committee further determined that 2013 cash incentive payouts for Messrs. Breunig and Orcutt would be based upon the following performance metrics and goals, weighted as follows:

•                  40 percent of the award opportunity was to be based upon the Company’s Adjusted EBITDA for 2013;

•                  20 percent of the award opportunity was to be based upon the Adjusted EBITDA of the Chemicals division, for Mr. Breunig, and the Adjusted EBITDA of the Building Products division, for Mr. Orcutt;

•                  20 percent of the award opportunity was to be based upon the achievement of operational goals of the Chemicals division, for Mr. Breunig, related to gross margin returns and ECU reliability, and operational goals of the Building Products division for Mr. Orcutt, related to reductions in conversion costs, operating cash flow and the percentage of net sales generated from innovative new products; and

•                  20 percent of the award opportunity was to be based upon the achievement of the Corporate Strategic Goals.

Adjusted EBITDA is used as the primary measure of performance within each of the Company’s business units, and both the Committee and management believe industry participants commonly use it as a main component of valuation analysis of companies whose businesses may be cyclical, like the Company. The Adjusted EBITDA measure was also selected as a Company performance goal to encourage executive officers to focus on improving corporate performance by controlling corporate expenses, and improving the quality and volume of earnings, which aligned with the Company’s overall business objectives for 2013.

In determining various levels of Adjusted EBITDA at which payouts would be made, the annual cash incentive program provided for adjustments to EBITDA for certain cost, charge and income items, substantially similar (other than lease financing obligations) to those excluded from adjusted EBITDA in the Company’s public sales and earnings disclosures. The Committee established these targets at levels designed to incentivize superior performance by our NEOs.

The threshold, target and maximum levels of corporate and divisional Adjusted EBITDA used for annual cash incentive program payout purposes were determined by the Committee after review and consideration of the Company’s internally-developed, detailed budgets and forecasts.

The threshold, target and maximum Adjusted EBITDA metrics under the annual cash incentive program for 2013 were as follows:

	Threshold	Target	Maximum
Corporate Adjusted EBITDA	$583 million	$720 million	$931 million

	Threshold	Target	Maximum
Chemicals Division Adjusted EBITDA	$559 million	$689 million	$887 million

	Threshold	Target	Maximum
Building Products Division Adjusted EBITDA	$67 million	$77 million	$93 million

Under the annual cash incentive program, no payouts would be earned with respect to each Adjusted EBITDA component of that program if the relevant Adjusted EBITDA did not exceed “Threshold.” Payouts would be 100 percent of target opportunity amounts if Adjusted EBITDA equaled “Target,” and 200 percent of target opportunity amounts if Adjusted EBITDA equaled or exceeded “Maximum.” Payouts under the Adjusted EBITDA component of the annual cash incentive program would increase in a linear fashion as Adjusted EBITDA increased between “Threshold” and “Target,” and “Target” and “Maximum.”

The Company’s actual Adjusted EBITDA in 2013 was $679.1 million, which was above the “Threshold” level for the portion of the annual cash incentive program tied to Company Adjusted EBITDA, but less than the “Target” level. In addition, the actual Adjusted EBITDA in 2013 for the Chemicals division was above the “Threshold” level for that business, but less than the “Target” level. The actual Adjusted EBITDA in 2013 for the Building Products division was above the “Threshold” level, but less than the “Target” level. The percentage of the “Target” Adjusted EBITDA achieved for each of the Company, the Chemicals division and the Building Products division is set forth in the table below.

Adjusted EBITDA: Performance Metric	Level of Achievement
Corporate Adjusted EBITDA	94.3% of Target Amount
Chemicals Division Adjusted EBITDA	95.0% of Target Amount
Building Products Division Adjusted EBITDA	92.2% of Target Amount

In addition to Adjusted EBITDA goals, the NEOs had a combination of corporate and divisional strategic and operational goals for 2013, some of which were targeted within each NEO’s area of responsibility, with no weighting among the specific strategic objectives and operational objectives. Actual performance against these strategic and operational goals was assessed by the CEO, with respect to the other NEOs (subject to the acceptance of the CEO’s assessments by the Committee) and was assessed by the Committee and the Board with respect to the CEO (with the CEO not participating in that assessment).

The table below describes the level of achievement reached for corporate and divisional operating and strategic goals.

Operational and Strategic Goals: Performance Metric	Level of Achievement
Corporate Operational Goals	75%
Corporate Strategic Goals	125%
Chemicals Division Operational Goals	50%
Building Products Division Operational Goals	100%

In determining the percentage of the 2013 target cash/non-equity incentive opportunity to be paid to each NEO, the Committee considered various combinations of the following factors, depending upon the NEO whose compensation was being evaluated: the amount of the Company’s actual Adjusted EBITDA; the amount of the business-specific Adjusted EBITDA achieved by each of the Chemicals and Building Products divisions; the level of achievement of the Corporate Strategic Goals, the level of achievement of operational goals by each of the Chemicals and Building Products divisions; and, with respect to Mr. Carrico, his level of achievement of goals related to the achievement of cost synergies and the organizational integration of the Merged Business. After evaluating all of these performance factors and using its discretion to determine the consideration or weight that would be given to certain of the factors, the Committee concluded that each NEO should be paid the percentage of the NEO’s 2013 target cash/non-equity incentive opportunity set forth in the following table:

Name of NEO	% of 2013 Target Cash Incentive Opportunity Paid to NEO
Paul D. Carrico	86.4%
Gregory C. Thompson	86.4%
Joseph C. Breunig	82.6%
Mark J. Orcutt	81.7%
Timothy Mann, Jr.	86.4%

2014 Annual Cash Incentive Opportunity

In March 2014, the Committee established the design of, and performance goals related to, the 2014 annual cash incentive opportunity. Consistent with 2013, the 2014 annual cash incentive opportunity was designed so that a portion of the overall annual cash compensation of NEOs was linked to annual corporate financial performance, and with respect to each of Messrs. Breunig and Orcutt, the financial performance of the division that each of them manages, as well as the attainment of certain operational goals. However, the Committee weighted the various performance metrics differently for 2014 to provide greater incentive for improved performance at the division level.

In particular, for Messrs. Carrico, Thompson and Mann, the performance metrics under the 2014 annual cash incentive opportunity will be weighted as follows:

•                  50 percent of the award opportunity is based upon the Company’s Adjusted EBITDA for 2014;

•                  30 percent of the award opportunity is based upon the level of achievement of the specific and measurable 2014 operational goals for (1) the Chemicals division related to ECU reliability and other operational goals and (2) the Building Products division related to reductions in conversion costs, the percentage of net sales generated from innovative new products and operating cash flow generated by the Building Products division; and

•                  20 percent of the award is based upon the level of achievement of certain 2014 corporate strategic goals.

In addition, for Messrs. Breunig and Orcutt, the performance metrics under the 2014 annual cash incentive opportunity will be weighted as follows:

•                  30 percent of the award opportunity is based upon the 2014 Adjusted EBITDA of the Chemicals division, for Mr. Breunig, and the 2014 Adjusted EBITDA of the Building Products division, for Mr. Orcutt;

•                  20 percent of the award opportunity is based upon the Company’s Adjusted EBITDA for 2014;

•                  30 percent of the award opportunity is based upon the achievement of 2014 operational goals of the Chemicals division, for Mr. Breunig, related to ECU reliability and other operational goals, and 2014 operational goals of the Building Products division for Mr. Orcutt, related to reductions in conversion costs, operating cash flow and the percentage of net sales generated from innovative new products; and

•                  20 percent of the award is based upon the level of achievement of certain 2014 corporate strategic goals.

Long-Term Equity-Based Awards

The objective of providing long-term incentive compensation is to focus executives on increasing shareholder value over a longer period of time. It rewards achievement of the specific metrics described below. We choose to pay long-term incentive compensation because it aligns NEOs’ longer-term interests with those of other stockholders and encourages them to have an ownership mentality. We generally make long-term incentive compensation grants in May of each fiscal year. Historically these grants do not fully vest in less than three years and two-thirds of the total grant would not vest until two years or more after the grant date.

The Company’s 2011 Plan is our long-term incentive plan. The 2011 Plan was approved by our stockholders on May 17, 2011 and amended, with the approval of our stockholders, on January 10, 2013 to:

•                  increase the total available shares under the 2011 Plan from 1,800,000 to 3,600,000;

•                  permit the grant under the 2011 Plan of stock-based awards in substitution for or conversion of stock or stock-based awards held by awardees of an entity engaging in a corporate acquisition or merger transaction with the Company or any of its subsidiaries, with the shares of our common stock delivered under the substituted or converted award not counting against the share limit or other limits on the number of shares of our common stock available for issuance under the 2011 Plan; and

•                  limit the aggregate amount of stock or stock-based awards which a non-employee director may be granted under the 2011 Plan during any calendar year to a value as of their respective dates of grant of $300,000.

The 2011 Plan provides the Committee with an opportunity to make a variety of stock based awards, while selecting the form that is most appropriate for the Company and the executive group. We have historically made the following types of long-term equity awards under the 2011 Plan:

•                  time-based RSUs that vest ratably over time; and

•                  performance-based RSUs that vest based solely on the achievement of performance goals or metrics established by the Committee.

In 2013, our NEOs, except for our CEO, received 33 percent of their long-term incentive compensation in the form of time-based RSUs and 67 percent in the form of performance-based RSUs with performance criteria generally based on the achievement of annualized synergy targets related to the Company’s merger with the Merged Business. In lieu of time-based RSUs, our CEO received approximately one-third of his long-term equity incentive compensation grants in the form of performance-based RSUs for which the performance criteria was the Company achieving a positive Adjusted EBITDA for the year ended December 31, 2013. In this regard, the Committee concluded that all of the RSUs granted to the CEO should be performance-based, but one-third of those RSUs should be designed primarily to provide an incentive for the CEO to remain with the Company.

Time-Based RSUs

In May 2013, the Committee granted to the NEOs, other than the CEO, the following time-based RSUs that vest in equal installments on each of the first three anniversaries of the grant date:

Name of NEO	Time-Based RSUs
Gregory C. Thompson	6,226
Joseph C. Breunig	6,924
Mark J. Orcutt	4,817
Timothy Mann, Jr.	4,345

In considering the number of time-based RSUs to grant to each of the NEOs, the Committee considered a number of factors, including: (1) the value of long-term incentive grants, including the mix of time-based and performance-based vehicles, in comparable positions at the market reference peer companies described on pages 18 and 19 of this Amendment; (2) the number of shares that remained available to be granted under the 2011 Plan; and (3) the financial performance of the Company and the individual performance of each of the NEOs.

In order to award the successful completion of the Company’s merger with the Merged Business, the Committee granted 2,557 time-based RSUs in March 2013 to each of Messrs Thompson, Breunig and Mann, each of whom spent a substantial amount of time evaluating and negotiating the Company’s merger with the Merged Business. The time-based RSUs vest in equal installments on each of the first three anniversaries of the grant date.

The NEOs have no rights of ownership in the shares of our common stock underlying the time-based RSUs and have no right to vote such shares until the applicable vesting date. Dividend equivalents are paid in cash on the shares of our common stock underlying the time-based RSUs and are deferred (with no earnings accruing) until the vesting date.

2013 Performance-Based RSUs

In May 2013, the Committee granted to the NEOs the following performance-based RSUs (at target performance levels):

Name of NEO	Performance-Based RSUs
Paul D. Carrico	69,786
Gregory C. Thompson	12,452
Joseph C. Breunig	13,848
Mark J. Orcutt	9,633
Timothy Mann, Jr.	8,689

With respect to the performance-based RSUs granted to the NEOs in May 2013, other than certain performance-based RSUs granted to Mr. Carrico and Mr. Orcutt, the number of shares of our common stock that may be issued to the NEOs upon the vesting of the performance-based RSUs ranges from a minimum of zero to a maximum of 200 percent of the number of “target” shares awarded, with the actual payout dependent upon the dollar amount of annualized cost synergies achieved in connection with the Merged Business, as determined by the Committee, as of the second anniversary of January 28, 2013, the closing date of the merger with the Merged Business. No performance-based RSUs will be earned if the Company’s Adjusted EBITDA for the period January 1, 2013 through December 31, 2014 does not exceed a specific target. These performance-based RSUs vest 50 percent on May 2015 and 50 percent on May 2016, in each case, if each NEO continues to be employed by the Company on the applicable vesting date.

In addition to 46,524 performance-based RSUs conditioned on the achievement of cost synergies, the Committee granted to Mr. Carrico in May 2013, in lieu of time-based RSUs, 23,262 performance-based RSUs conditioned upon the Company achieving positive Adjusted EBITDA for the year ending December 31, 2013. The Committee determined that this additional condition was appropriate so that all of the RSUs granted to Mr. Carrico would be performance-based, but also so that approximately one-third of Mr. Carrico’s performance-based RSUs would serve primarily as an incentive for Mr. Carrico to remain employed with the Company during that period. The Company satisfied Mr. Carrico’s Adjusted-EBITDA performance targets under these performance-based RSUs by achieving Adjusted EBITDA of $679.1 million for 2013. Accordingly, these performance-based RSUs will vest ratably on each of the first, second and third anniversaries of the grant date.

The Committee also granted Mr. Orcutt performance-based RSUs in May 2013. The number of shares of our common stock that may be issued to Mr. Orcutt upon the vesting of these performance-based RSUs ranges from a minimum of zero to a maximum of 200 percent of the number of “target” shares awarded, with the actual payout dependent upon the achievement of both: (1) performance targets related to the Adjusted EBITDA of the Building Products division for the period January 1, 2013 through December 31, 2015; and (2) performance targets related to the Adjusted EBITDA margin (Adjusted EBITDA divided by net sales) of the Building Products division for the period January 1, 2013 through December 31, 2015. Mr. Orcutt’s performance-based RSUs vest on May 20, 2016 if the performance goals have been met and Mr. Orcutt continues to be employed by the Company on that date. The Committee established different performance goals for Mr. Orcutt to properly incent his performance as the most senior officer of the Building Products division, and in recognition of the fact that Mr. Orcutt and the Building Products division would have very limited responsibility, if any, for achieving the cost synergy targets related to the Company’s merger with the Merged Business, which is a chemicals business.

The Committee believes that the performance targets for all of the 2013 performance-based RSUs (other than the CEO’s 2013 performance-based RSUs conditioned upon positive Adjusted EBITDA) have been established at a level that requires superior performance from each of its NEOs.

The Committee determined it was appropriate to grant performance-based RSUs to the NEOs other than Mr. Orcutt, which vest as described above, because the Committee believed:

•                  Achieving cost synergies in connection with the Company’s merger with the Merged Business is a key strategic objective of the Company given the transformative nature of 2013, and that anticipated synergies achievement was an important factor in the Company’s decision to acquire the Merged Business;

•                  These performance-based RSUs align management’s interests with those of the stockholders and reflect the pay-for-performance component of the Committee’s compensation philosophy, given that the number of shares issuable to the NEOs upon vesting, if any, increases or decreases depending solely on the achievement of such cost synergies; and

•                  Performance-based RSUs that vest 50 percent two years after the grant date and 50 percent three years after the grant date provide an incentive for management continuity and retention over that period, as the Company continues to integrate and further grow the Merged Business.

The Committee determined it was appropriate to grant performance-based RSUs to Mr. Orcutt, which vest as described above, because the Committee believed: (1) improving the financial performance of the Building Products division is a key strategic objective of the Company; (2) these performance-based RSUs align Mr. Orcutt’s interests with those of the stockholders and reflect the pay-for-performance component of the Committee’s compensation philosophy, given that the number of shares issuable to Mr. Orcutt upon vesting, if any, increases or decreases depending solely on the achievement of financial performance goals by the Building Products division; and (3)

performance-based RSUs that vest on the third anniversary of the grant date may function as an incentive for Mr. Orcutt to remain with the Company during that period.

In considering the number of performance-based RSUs to grant to each of the NEOs, and in the case of the CEO, to recommend to the independent members of the Board for their ratification following the Committee’s approval, the Committee considered a number of factors, including:

•                  the value of long-term incentive grants, including the mix of time-based and performance-based vehicles, in comparable positions at the market reference companies described on pages 18 and 19 of this Amendment;

•                  the number of shares that remained available to be granted under the Company’s 2011 Plan; and

•                  the financial performance of the Company and the individual performance of each of the NEOs.

2011 and 2012 Performance-Based RSUs

In 2011 and 2012, the Committee granted performance-based RSUs, all of which are expected to vest on the third anniversary of the applicable grant date, for which the number of shares issuable on the vesting date, if any, increases and decreases proportionally based solely on the performance of the Company’s stock price, thereby aligning the interests of our NEOs with that of our stockholders. Such RSUs are commonly referred to as “Price Leveraged Units” or “PLUs,” and also may be referred to as “Market Stock Units” or “MSUs,” and are referred to in this Compensation Discussion and Analysis as “PLUs.”

With respect to the PLUs granted to the NEOs in May 2012 and 2011, the number of shares of Company common stock that may be issued to the NEOs upon the vesting of the PLUs ranges from a minimum of zero to a maximum of 150 percent of the number of “target” shares awarded, with the actual payout dependent solely on the price performance of the Company’s common stock, as measured by the weighted average trading price of the common stock during the 45 consecutive trading days after the date that the Company issues its earnings press release announcing its financial results for its 2015 and 2014 fiscal years, respectively.

The Committee determined it was appropriate to grant PLUs to the NEOs, which vest three years after the grant date, because the Committee believed:

•                  PLUs align management’s interests with those of the stockholders and reflect the pay-for-performance component of the Committee’s compensation philosophy, given that the number of shares issuable to the NEOs upon vesting, if any, increases or decreases depending solely on the price performance of the Company’s common stock; and

•                  PLUs that do not vest for three full years after the grant date incent management to focus on maximizing the value of the Company’s stock over the long-term.

Payouts under the PLUs granted in 2011 will not be determined until May 2014 and will be paid at that time.  Payouts under the PLUs granted in May 2012 will not be determined until May 2015 and will be paid at that time.  We did not grant PLUs to any of our NEOs in 2013.

2014 Long-Term Equity-Based Awards

In March 2014, the Committee determined that the performance metrics for performance-based RSUs granted in 2014 will be based on a relative total shareholder return, defined as share price appreciation and dividends paid, assuming those dividends are reinvested as paid, and these performance-based RSUs will cliff vest on the third anniversary of the grant date if the performance metrics are achieved. The comparator group will consist of 45 chemical companies from the S&P 1500. The Committee believes that the use of total shareholder return as the relevant performance metric aligns our NEOs’ long-term compensation with the long-term performance of the Company, and accordingly, with the long-term interests of the Company’s shareholders.

Non-Qualified Deferred Compensation Plan

The Company does not pay premiums on insurance policies or other products as a supplement to retirement benefits. Rather, the Company has established a Deferred Compensation Plan (the “DCP”) that allows eligible employees, including the NEOs, to elect to defer a portion of their otherwise taxable salary and/or bonus. Under the DCP, the Company also can make two types of credits to such employees’ non-qualified deferred compensation accounts (which are notional accounts). The first type of credit is a matching restoration credit that works in tandem with an eligible employee’s participation in the Company’s 401(k) plan. If an eligible employee elects to contribute to both the 401(k) and the DCP, the Company will restore (or credit) certain employer matching contributions that cannot be made to the 401(k) plan due to the statutory limit on recognized compensation under the terms of the 401(k) plan. The second type of credit is a discretionary Company credit (also referred to as a “Company Benefit”). Amounts deferred by a NEO, and amounts credited by the Company, are shown in the Summary Compensation Table in the year earned or credited, as applicable.

Under the DCP, participants can elect a date for the payout of amounts that they have voluntarily deferred and the “restoration” benefit, which can be during employment or after a separation from service in the form of a lump sum payment or installments with a duration between two and fifteen years. The Company Benefit is generally paid in a lump sum or in three annual installments commencing upon the later of (i) the first day of the year following the eligible employee’s attainment of age 65; or (ii) the first day of the seventh month following the eligible employee’s separation from service. In addition, the DCP will pay out the balance of a NEO’s account in a lump sum on the thirtieth day after a change of control.

Under the DCP, participants earn a deferred return based (in the case of amounts that they have voluntarily deferred and 401(k) restoration benefits) on deemed investments in mutual funds selected by the participant from a list provided by the Company. In 2013, returns on those deemed investments ranged from about -0.32 percent to 36.1 percent. The investment list is similar to the investments available through the Company’s 401(k) Plan. All investment risk is borne by the participant. Gains and losses are credited based on actual market returns earned by the deemed investment and the value of a participant’s account will increase or decrease accordingly.

Company Benefit accounts are credited with a fixed rate of interest equal to the interest crediting factor under the “cash balance” feature of the Company’s qualified retirement plan.

The DCP is intended to comply with the requirements of Section 409A of the Code. Accordingly, deferrals, company contributions and distributions to eligible employees will occur and will be subject to these requirements.

Amounts voluntarily deferred by each of the NEOs in 2013, restoration contributions in 2013, Company Benefit  contributions in 2013, earnings on each and year-end account balances for the NEOs are reported under the heading “Executive Compensation-Non-Qualified Deferred Compensation” beginning on page 37.

Benefits

Our executive officers are eligible to participate in the various benefit plans available to our employees, including those that provide life, health and disability insurance, and access to, and in some instances, Company contributions into, retirement plans. In addition, in connection with our philosophy to provide only limited perquisites, in 2013, we provided to our executive officers only a Company car or allowance.

Employment Agreements and Potential Payments on Termination or Change of Control

Employment Agreements

The Company entered into a negotiated hiring agreement with Mr. Mann in July 2012. Mr. Mann’s agreement provides for annual base salary (but does not guarantee him any particular dollar amount of base salary beyond his first year of employment), short and long-term incentive compensation opportunities, as well as a car allowance and other benefits. In addition, Mr. Mann’s agreement provides that, if within two years of his first day of employment, his employment is terminated (other than in connection with a change of control, such that he is not entitled to benefits under the Change of Control Plan) involuntarily by the Company for any reason other than “Cause” (as such term is defined in the Change of Control Plan, but without regard for the fact that a change of control shall not have occurred) or by Mr. Mann for “Good Reason” (as such term is defined in Mr. Mann’s hiring agreement), within thirty days following a “Good Reason event” (as such term is defined in Mr. Mann’s hiring agreement), and subject to Mr. Mann’s execution and non-revocation of a separation agreement and release to be drafted by the Company, the Company will pay to Mr. Mann eighteen months of his annual base salary and bonus target.

Change of Control Plan

In May 2007, the Committee adopted the Change of Control Plan, the terms of which are further described under “Executive Compensation-Payments on Termination or Change of Control.” In addition to supporting key employee retention, the change of control benefits are intended to ensure that executives are able, as a practical matter, to evaluate any potential change of control transaction objectively and to encourage executives to remain employed by the Company in the event a change of control becomes a real possibility. The Change of Control Plan’s benefits were based on typical market practices at what were believed to be no more than median compensation levels when compared to our market references. All of the NEOs participate in the Change of Control Plan.

The Change of Control Plan was amended in May 2011 to eliminate the excise tax gross-up benefit that had been provided under the Change of Control Plan with respect to any person who becomes an executive officer on or after May 16, 2011 (including any person newly hired by the Company and any person promoted from within the Company from a non-executive officer position to an executive officer position on or after that date). For additional information on the Change of Control Plan, see “Payments on Termination of Change of Control — Change of Control Plan.”

Severance Plan

On December 9, 2013, the Committee approved and adopted the Severance Plan for certain executive officers and other key employees of the Company, including each of the NEOs. The Severance Plan became effective on January 1, 2014. In addition to attracting and retaining executives and key employees, the Severance Plan benefits are intended to ensure that the Company’s severance-related benefits for executives and key employees are competitive with severance-related benefits offered by other companies with whom the Company may compete for executive-level talent.

The Severance Plan provides for the payment of severance to the NEO if his employment with the Company is terminated without Cause or for Good Reason, each as defined under “Payments on Termination or Change of Control — Severance Plan.” In the event of such a qualifying termination and subject to the applicable NEO’s execution of a general release of liability against the Company within 45 days after the qualifying termination, the Severance Plan provides that any such NEO is entitled to a severance payment equal to one year’s base salary and target bonus amount, and certain temporary benefits. The Severance Plan does not provide for an excise tax gross-up benefit to any NEOs or other participants to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Code.

For the terms and additional information regarding the Severance Plan, see “Payments on Termination or Change of Control — Severance Plan.”

Equity Award Agreements

Certain of the Company’s equity award agreements also provide that unvested equity awards will immediately vest upon a change of control without regard to termination of employment. However, for all equity awards granted to NEOs after May 2011, unvested equity awards will have accelerated vesting upon a change of control only if either: (1) the NEO’s employment is terminated without cause, or the executive officer terminates his employment for good reason, in connection with that change of control; or (2) the equity award is not assumed or a substitute equity award with equivalent rights is not provided. In other words, for equity awards granted after

May 2011, there is a “double trigger” requirement for accelerated vesting. For additional information on potential payments and vesting of equity awards upon termination or a change in control, see “Payments on Termination or Change of Control — Equity Awards” beginning on page 40.

Pension Benefits

All of our NEOs hired prior to January 1, 2009 are eligible to participate in the Axiall Corporation Retirement Plan (the “Retirement Plan”).

The Retirement Plan is a broadly based, qualified defined benefit pension plan, which provides a benefit upon retirement to eligible Company employees in the United States. In general, all Company employees in the United States who were hired prior to January 1, 2009 are eligible to participate in the Retirement Plan, although benefits may differ for employees covered by collectively bargained agreements or who are working in the operations of an acquired business or were employed prior to 1985 by the Company’s predecessor, Georgia-Pacific Corporation.

The pension benefit is the sum of up to three benefits:

•                  benefit accruals earned with a predecessor employer (Georgia-Pacific or any acquired company) based on service with the predecessor employer and, in the case of Georgia-Pacific, final average compensation as of the earlier of: (i) the time of termination or retirement, if applicable, or (ii) December 31, 2007. Certain participants in the Retirement Plan who are also participants in the Axiall Corporation 401(k) Plan have sub-accounts, referred to as “Pension Rollover Accounts,” that are part of their 401(k) Plan accounts and that are associated with pre-1985 participation in a Georgia-Pacific defined contribution (savings) plan. Such a participant has the option of receiving the Pension Rollover Account in a lump sum upon retirement. If he or she does so, then the pension benefit under the Retirement Plan is reduced, on an actuarially equivalent basis, to reflect the individual’s receipt of this lump sum amount;

•                  1 percent of aggregate pensionable compensation earned after 1984 and before 2008, which is referred to as a “career average formula.” Pensionable compensation does not include any incentive or deferred compensation;

•                  for employees who actively participated in the Retirement Plan after December 31, 2007, the actuarial equivalent of a notional Cash Balance Account under the Retirement Plan to which are credited (i) specified percentages (ranging from 3.0 percent for a participant with fewer than 10 years of service and up to 6.0 percent for a participant with 20 or more years of service) of pensionable compensation, and (ii) interest credits based upon the “30-year Treasury interest rate” as of the last business day of October in the year prior to the year with respect to which the interest credit is made (but not less than 4 percent interest). As a result of a complete “freeze” on the accrual of additional benefits under the Retirement Plan approved by the Board of Directors in 2009, no additional pay credits are added to the Cash Balance Accounts with respect to compensation paid after March 31, 2009. However, the interest credits will continue.

As noted above, the Board of Directors approved an amendment to the Retirement Plan to provide for the cessation (or “freezing”) of the accrual of additional benefits under the Retirement Plan, effective as of March 31, 2009.

Normal retirement benefits are available to employees with at least three years of service at age 62 and a reduced pension (by 6 percent per year prior to age 62) is available as early as age 55. All of the NEOs who participate in the Retirement Plan are fully vested in their benefits. Based on their employment start dates, Messrs. Breunig and Mann are not eligible to participate in the Retirement Plan.

For additional information about the Retirement Plan, including the present value of benefits accrued by each of the NEOs, see “Executive Compensation-Pension Benefits.”

Summary of Compensation and Benefit Plan Risk

The Company believes that the Company’s compensation and benefit policies and practices are not likely to have a material adverse effect on the Company and that the plans currently in place or contemplated are appropriately balanced between retention and incentive to enable the Company to retain its management team while providing an incentive for the CEO and other executive officers to be focused on meeting the objectives developed by management and the Board that are designed to create long-term stockholder value.

Leadership Development and Compensation Committee Report

The Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on that review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s proxy statement for the annual meeting of stockholders to be held on May 20, 2014.

Stephen E. Macadam, Chairman

T. Kevin DeNicola

David N. Weinstein

COMPENSATION TABLES

The tables and footnotes in this section discuss the compensation of our named executive officers, consisting of: Paul D. Carrico, who has served as our President and CEO since February 14, 2008; Gregory C. Thompson, who has served as our CFO since February 29, 2008; and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Paul D. Carrico	2013	881,154		—	3,385,319	855,032		—	526,256	5,647,761
President and Chief Executive Officer	2012	819,231		—	2,406,369	1,735,000		137,825	464,275	5,562,700
	2011	785,962		—	1,808,681	466,000		93,754	417,173	3,571,570

Gregory C. Thompson	2013	501,764		—	1,046,303	327,587		56	308,156	2,183,866
Chief Financial Officer	2012	487,971		—	717,699	654,000		134	282,910	2,142,714
	2011	475,981		—	591,300	185,000		148	262,764	1,515,193

Joseph C. Breunig	2013	515,049		—	1,147,423	321,570		—	171,642	2,155,684
Executive Vice President, Chemicals	2012	499,423		—	696,565	671,000		—	149,944	2,016,932
	2011	483,768			452,156	185,000		—	144,530	1,265,454

Mark J. Orcutt	2013	535,354	(5)	—	697,791	277,496		57	285,887	1,796,585
Executive Vice President, Building Products	2012	539,835	(5)	—	548,811	544,000		133	240,657	1,873,436
	2011	541,743	(5)	—	452,156	207,217		146	231,671	1,432,933

Timothy Mann, Jr.	2013	434,327		—	773,755	245,751		—	35,098	1,488,931
Executive Vice President, General Counsel and Secretary	2012	186,350	(6)	—	913,580	525,200	(7)	—	2,185	1,627,315

(1)   The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on the grant date for awards of time-based and performance-based RSUs for the years ended December 31, 2013, 2012 and 2011, as described under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards” and in footnote 2 of the “Grants of Plan-Based Awards Table” below.  For a more detailed discussion of the assumptions used to determine the valuation of the stock awards set forth in this column, please see a discussion of such valuation in Note 11 of the footnotes to the consolidated financial statements in the Original 10-K Filing, which footnote is incorporated into this proxy statement by reference.

Mr. Carrico received 23,262 performance-based RSUs granted in May 2013 that were contingent on the Company achieving positive Adjusted EBITDA for the year ended December 31, 2013.  The amount presented in the Summary Compensation Table reflects a grant date fair value of $1,128,440 based on the probable outcome of these performance-based RSUs, which is the maximum grant date fair value for this award computed in accordance with FASB ASC Topic 718.

The following table reflects the grant date fair value of the performance-based RSUs granted in 2013, as well as the maximum grant date fair value of performance-based RSU awards granted in 2013, 2012 and 2011 if, due to the Company’s performance during the applicable performance cycle, the performance-based RSUs vested at their maximum level.

	Grant Date Fair Value(a)			Maximum Value
Name	2013 ($)	2012 ($)	2011 ($)	2013(b) ($)	2012(c) ($)	2011(c) ($)
Mr. Carrico	2,256,879	2,406,369	1,808,681	4,414,197	5,745,347	5,150,292
Mr. Thompson	601,307	717,699	591,300	1,181,446	1,713,542	1,683,778
Mr. Breunig	668,720	696,565	452,156	1,313,898	1,663,082	1,287,534
Mr. Orcutt	465,178	548,811	452,156	913,979	1,308,570	1,287,534
Mr. Mann(d)	419,592	—	—	824,412	—	—

(a)      Calculated based on the probable outcome of each performance-based RSU.

(b)      Calculated based on the grant date fair value of the maximum number of shares issuable on the May 2015 and the May 2016 vesting dates at the highest level of cost synergy achievement related to the Merged Business.

(c)       Calculated based on the price per share of our common stock required to trigger the issuance of the maximum number of shares on the May 2014 vesting date for awards granted in 2011 and the May 2015 vesting date for awards granted in 2012.

(d)      Mr. Mann was not granted any performance-based RSUs in May 2011 or 2012, as he did not become an employee of the Company until July 2012, at which time he was granted 34,000 time-based RSUs, which are presented in the Summary Compensation Table for 2012 at the grant date fair value calculated in accordance with the provisions of FASB ASC Topic 718.

(2)   Reflects payments made under the Company’s 2013, 2012 and 2011 annual non-equity/cash incentive compensation programs.

(3)   Amounts reported reflect only the change in the actuarial present value of the accumulated pension benefit of each NEO under the Retirement Plan. For 2013, the change in the actual present value of Mr. Carrico’s accumulated pension benefit under the Retirement Plan was negative. Accordingly, pursuant to SEC guidance, the $61,092 reduction in Mr. Carrico’s accumulated pension benefit under the Retirement Plan is reflected as zero, or “—,” in the Summary Compensation Table. For information on the pension plan and the assumptions used in calculating the change in pension value see page 30. For information on the Deferred Compensation Plan, see page 28 under “Compensation Discussion and Analysis.”

(4)   The items contained in the “All Other Compensation” column for 2013 are identified and quantified as required below:

	Allowances and Other Benefits		Additional Other Compensation
Name	Car Allowance ($)	Other ($)	Company Contribution to 401(k) Savings Plan ($)	Company Credit to Deferred Compensation Account ($)	Total ($)
Paul D. Carrico	5,225	3,454	22,950	494,627	526,256
Gregory C. Thompson	8,316	2,322	20,400	277,118	308,156
Joseph C. Breunig	9,132	11,858	20,400	130,252	171,642
Mark J. Orcutt	15,242	7,773	11,080	251,792	285,887
Timothy Mann, Jr.	11,052	6,196	17,850	—	35,098

(5)   Amounts are paid in Canadian dollars, but reported in the table in U.S. dollars. Such amounts were converted at an exchange rate of 0.9710 Canadian dollars to each U.S. dollar, which was the average exchange rate for 2013. Amounts paid in prior years were converted at the average exchange rate for the corresponding year.

(6)   Reflects a prorated portion of Mr. Mann’s annual base salary based upon his start date with the Company in July 2012.

(7)   This amount is the full amount of the annual cash incentive payment under the 2012 annual incentive compensation program that Mr. Mann would have received if he had been an employee for all of 2012, and was paid to Mr. Mann pursuant to the terms of his negotiated hiring agreement.

2013 Grants of Plan-Based Awards

The following table reflects the following plan-based awards granted in 2013: annual cash incentive awards, 2013 annual incentive compensation program and time-based and performance-based RSUs under the 2011 Plan. These awards are described in more detail in the Summary Compensation Table and in the Compensation Discussion and Analysis above.

	Grant Date for Equity-	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Based Awards	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)		or Units (#)(3)	Awards ($)(4)
Paul D. Carrico
2013 Annual Incentive Compensation Program		—	990,000	1,980,000
Performance-Based RSUs	5/20/2013				23,262	46,524	93,048			2,256,879
Performance-Based RSUs	5/20/2013						23,262	(5)		1,128,440

Gregory C. Thompson
2013 Annual Incentive Compensation Program		—	379,298	758,595
Performance-Based RSUs	5/20/2013				6,226	12,452	24,904			601,307
Time-Based RSUs	5/20/2013								8,783	444,996

Joseph C. Breunig
2013 Annual Incentive Compensation Program		—	389,340	778,680
Performance-Based RSUs	5/20/2013				6,924	13,848	27,696			668,720
Time-Based RSUs	5/20/2013								9,481	478,703

Mark J. Orcutt
2013 Annual Incentive Compensation Program		—	326,719	653,437
Performance-Based RSUs	5/20/2013				4,817	9,633	19,266			465,178
Time-Based RSUs	5/20/2013								4,817	232,613

Timothy Mann, Jr.
2013 Annual Incentive Compensation Program		—	284,543	569,087
Performance-Based RSUs	5/20/2013				4,345	8,689	17,378			419,592
Time-Based RSUs	5/20/2013								6,902	354,163

(1)    Amounts represent the potential Threshold, Target and Maximum payment levels under our 2013 annual incentive compensation program. Performance targets and target award multiples, and strategic and operational goals and objectives, as well as other adjustments to actual awards are described under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Annual Cash Incentive Opportunity” above.

(2)    Represents the number of performance-based RSUs granted in May 2013. Performance-based RSUs vest 50 percent on May 20, 2015 and 50 percent on May 20, 2016. The actual number of shares of common stock that may be issued to the NEO upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(3)    Represents the number of time-based RSUs granted in March 2013 and May 2013. Time-based RSUs vest ratably over three years from the grant date. The value reported in this column with respect to the equity incentive awards reported in column (2) is based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  These values are recorded over the requisite serviced period as required by FASB ASC Topic 718. For a more detailed discussion of the assumptions used to determine the valuation of the stock awards set forth in this column, please see a discussion of such valuation in Note 11 of the footnotes to the consolidated financial statements in the Original 10-K Filing, which footnote is incorporated into this proxy statement by reference.

(4)    Reflects the aggregate grant date fair value of the applicable award computed in accordance with FASB ASC Topic 718. For a more detailed discussion of the assumptions used to determine the valuation of the stock awards set forth in this column, please see a discussion of such valuation in Note 11 of the footnotes to the consolidated financial statements in the Original 10-K Filing, which footnote is incorporated into this proxy statement by reference.

(5)    These 23,262 performance-based RSUs were granted in May 2013 contingent on the Company achieving positive Adjusted EBITDA for the year ended December 31, 2013. The Company achieved positive Adjusted EBITDA for the year ended December 31, 2013. Accordingly, the condition has been satisfied, and these performance-based RSUs will vest ratably over the three-years from the grant date.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information on the holdings of stock options and other stock awards by the NEOs at December 31, 2013. This table includes unexercised and unvested stock option awards and unvested time-based and performance-based RSUs. Unless noted below, all grants vest ratably in three equal installments beginning one year after the grant date. For additional information about equity awards granted in 2013, see “Long-Term Equity-Based Awards” in the Compensation Discussion and Analysis above.

	Option Awards				Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Paul D. Carrico	03/02/2004	200	680.25	03/02/2014
	02/28/2006	750	722.75	02/28/2016
	02/27/2007	1,338	510.75	02/27/2017
	02/26/2008	6,000	168.00	02/26/2018
	02/24/2009	16,000	21.25	02/24/2019
					23,262		1,103,549
								331,283		15,716,042	(10)

Gregory C. Thompson	02/08/2008	4,065	181.75	02/08/2018
	02/24/2009	5,060	21.25	02/24/2019
					8,783	(6)	416,666
								100,637		4,774,196

Joseph C. Breunig					36,021	(7)	1,708,835
								122,043		5,789,720

Mark J. Orcutt	12/01/2008	4,000	41.50	12/01/2018
	02/24/2009	4,554	21.25	02/24/2019
					4,817		228,518
								75,278		3,571,188

Timothy Mann, Jr.					18,235	(8)	875,837
								35,840	(9)	1,700,250

(1)         All outstanding options granted to NEOs have vested and are exercisable.

(2)         Option exercise prices on all grant dates reflect adjustments made in connection with the Company’s 1-for-25 reverse stock split that was effected on July 28, 2009.

(3)         Except as otherwise disclosed in these footnotes, represents the number of time-based RSUs granted in March 2013 and May 2013, which vest ratably over three years from the grant date. Includes Mr. Carrico’s performance-based RSUs granted in May 2013 that were contingent on the Company achieving positive Adjusted EBITDA for the year ended December 31, 2013. The Company achieved positive Adjusted EBITDA for the year ended December 31, 2013. Accordingly, the condition has been satisfied, and Mr. Carrico’s performance-based RSUs will vest ratably over the three-years from the grant date.

(4)         Calculated by multiplying the number of shares or units of stock that have not vested by the closing price of our common stock on December 31, 2013 (the last trading day of 2013), which was $47.44.

(5)         Except as otherwise disclosed for Mr. Mann, represents the sum of: (A)150 percent of the “target” number of shares that may be issued to the NEO in May 2014, when all of the performance-based RSUs granted in May 2011 vest; (B) 150 percent of the “target” number of shares that may be issued to the NEO in May 2015, when all of the performance-based RSUs granted in May 2012 vest; and (C) 200 percent of the “target” number of shares, 50 percent of which may be issued to the NEO in May 2015 and 50 percent of which may be issued to the NEO in May 2016, pursuant to the vesting schedule for performance-based RSUs granted in May 2013. The actual number of shares of common stock that may be issued to the NEO upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(6)  Represents the sum of (A) 2,557 unvested time-based RSUs granted in March 2013 and (B) 6,226 unvested time-based RSUs granted in May 2013.

(7)         Represents the sum of: (A) the number of unvested time-based RSUs granted to Mr. Breunig in September 2010 pursuant to the terms of his hiring agreement, of which 13,270 are expected to vest on each of September 1, 2014 and September 1, 2015, (B) 2,557 unvested time-based RSUs granted in March 2013 and (C) 6,924 unvested time-based RSUs granted in May 2013.

(8)         Represents the sum of (A) the number of unvested time-based RSUs granted to Mr. Mann effective on his first day of employment with the Company in July 2012, of which 11,333 shares are expected to vest on July 17, 2015, (B) 2,557 unvested time-based RSUs granted in March 2013 and (C) 4,345 unvested time-based RSUs granted in May 2013.

(9)         Represents 200 percent of the “target” number of shares, 50 percent of which may be issued to the NEO in May 2015 and 50 percent of which may be issued to the NEO in May 2016, pursuant to the vesting schedule for performance-based RSUs granted in May 2013. The actual number of shares of common stock that may be issued to the NEO upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(10)  Since Mr. Carrico has met the requirements of a “qualifying retirement” (as defined under “Payments on Termination or Change of Control — Equity Awards”), performance-based RSUs granted to him in 2011 and 2012 will continue to vest as scheduled, except in the event of termination of employment for cause or failure to comply with the non-competition and non-solicitation provisions of the 2011 Plan.

2013 Option Exercises and Stock Vested

The following table provides information for the NEOs on the number of shares acquired upon vesting of stock awards in 2013 and the value realized. No stock options were exercised during 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul D. Carrico	—	—
Gregory C. Thompson	—	—
Joseph C. Breunig	13,270	531,198
Mark J. Orcutt	—	—
Timothy Mann, Jr.	11,333	517,354

(1)    Calculated by multiplying the number of shares acquired by the market value of the shares as of the relevant vesting dates.

Pension Benefits

The table below reflects the present value of benefits accrued for each of the NEOs in the Retirement Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Paul D. Carrico	Retirement Plan	9	1,014,011
Gregory C. Thompson	Retirement Plan	1	2,128
Joseph C. Breunig	—	—	—
Mark J. Orcutt	Retirement Plan	1	2,129
Timothy Mann, Jr.	—	—	—

(1)    Amounts reported represent the actuarial present value of accumulated benefits computed using the discount rate of 4.85 percent and mortality assumption (RP 2000 Mortality Table with no collar adjustment and with mortality improvements projected to 2020 using Scale AA) that the Company applies to amounts reported in its financial statement disclosures on its measurement date of December 31, 2013, and are assumed to be payable at the unreduced retirement age of 62. For additional information regarding the assumptions made in the calculation, see Note 12 of the footnotes to the Company’s consolidated financial statements in the Original 10-K Filing.

Non-Qualified Deferred Compensation

The following table provides information on the non-qualified deferred compensation of the NEOs in 2013, including (i) each NEO’s contributions through deferral of salary and/or bonus during 2013; (ii) Company contributions during 2013; (iii) investment earnings on those deferred amounts and deferred amounts from prior years, and (iv) each NEO’s account balance at year-end.

Name	Company Contributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Paul D. Carrico	494,627	1,610,296
Gregory C. Thompson	277,118	1,009,876
Joseph C. Breunig	130,252	401,600
Mark J. Orcutt	251,792	853,231
Timothy Mann, Jr.	—	—

PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

Change of Control Plan

The Change of Control Plan provides certain benefits to our executive officers, including each of the NEOs, in the event the executive’s employment is terminated in connection with a change of control. Under the Change of Control Plan, if a NEO experiences an “involuntary termination” or resigns for “good reason” within 24 months following the change of control, and complies with all of the other terms and conditions of the Change of Control Plan, he or she shall be eligible to receive:

•                  severance pay equal to the NEO’s annual base salary plus the current year annual non-equity incentive target payout opportunity multiplied by 2 in the case of the CEO and 1.5 in the case of the other NEOs;

•                  a pro rata portion of the NEO’s target bonus opportunity for the fiscal year in which the termination date occurs;

•                  accrued but unused vacation pay; and

•                  continued life insurance, medical, dental and vision benefits and continued disability insurance premiums until the earlier of: (i) the day upon which the NEO begins new employment and is eligible for such welfare benefits; or (ii) (A) the second anniversary of the termination date in the case of the CEO or (B) 18 months after the termination date in the case of the other NEOs.

Under the Change of Control Plan, subject to certain conditions, a change of control is defined as:

•                  the acquisition by a person of ownership of 33 percent or more of our voting power;

•                  certain changes in the majority of our Board;

•                  completion of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets unless, immediately after the transaction, no person beneficially owns 33 percent or more of the combined voting power of the resulting entity, and at least half of the members of the Board of the surviving corporation were members of our Board;

•                  stockholder approval of a complete liquidation or dissolution of the Company; or

•                  any other event the Board determines is a change of control by express resolution.

Under the Change of Control Plan, an “involuntary termination” is deemed to have occurred when the NEO is terminated for any reason except:

•                  transfer to an affiliate or subsidiary of the Company if the participant is offered comparable employment by such purchaser;

•                  transfer of any operations of the Company or purchase of the Company or any operations of the Company by a third party purchaser, if the NEO is offered comparable employment by such purchaser; or

•                  death, disability, retirement, resignation (other than for “good reason”), Cause or failure to continue reporting to work and performing satisfactorily.

Under the Change of Control Plan, “Cause” means:

•                  any activity as an employee, principal, agent, or consultant for an entity that competes with the Company and for which the participant has had any responsibility during the last five years of his employment with the Company in any related territory;

•                  solicitation of any employee of the Company to terminate his or her employment with the Company;

•                  any unauthorized disclosure of any of the Company’s confidential, proprietary or trade secret information or material;

•                  failure to disclose promptly and to assign to the Company all rights in any invention or idea made or conceived during employment by the Company, relating to the business, research or development work of the Company or the failure to do anything reasonably necessary to enable the Company to secure a patent where appropriate; or

•                  other conduct determined to be injurious, detrimental or prejudicial to the Company, unless the participant acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

An NEO is deemed to have terminated his employment for “good reason” (and therefore is potentially eligible for severance benefits, subject to the other provisions of the Change of Control Plan) if the termination follows: (i) a reduction in his base salary, bonus or employee benefits, except where the Company has instituted a compensation reduction program applicable to all senior executives; or (ii) certain attempted required relocations of the participant’s place of employment, which is not cured by the Company within 15 days after the participant delivers a notice of termination for good reason.

In order for a participant to receive payments under the Change of Control Plan, he or she must execute a separation agreement and general release in such form as the Company determines. Any participant who breaches the separation agreement or engages in certain conduct, including competition with the Company, solicitation of our employees or disclosure of confidential information, will no longer be entitled to benefits.

Elimination of Tax Gross-Up Benefits Provided By Change of Control Plan

The Change of Control Plan originally provided excise tax gross-up protection for executive officers if the value of the severance and other benefits described above on page 38 exceeded 120 percent of such an executive officer’s “safe harbor” amount.

The Change of Control Plan was amended in May 2011 to eliminate the excise tax gross-up benefit provided to executive officers under the Change of Control Plan, with respect to any person who becomes an executive officer on or after May 16, 2011 (including both persons who are newly hired by the Company as executive officers and persons who are promoted within the Company from non-executive-officer positions to executive officer positions on or after that date).

Severance Plan

The Severance Plan became effective on January 1, 2014 and provides certain benefits to certain of our executive officers, including each of the NEOs, and other key employees in the event the participant’s employment is terminated “without Cause” (using a definition substantially similar to the one used in the Change of Control Plan discussed above) or for “good reason.”

Under the Severance Plan, a “qualifying termination” is deemed to have occurred when the NEO’s employment is terminated by the Company without “Cause” or by the NEO for “good reason.” In no event shall a NEO be deemed to have experienced a “qualifying termination” as a result of:

•                  death or disability;

•                  any termination of employment that results in the NEO being able to receive severance benefits under the Change of Control Plan; or

•                  any termination of employment that results in the NEO being able to receive severance benefits under any severance arrangement provided for in a separate agreement between the NEO and the Company, where the severance benefits provided under such other agreement are more favorable to the NEO than the severance benefits provided under the Severance Plan.

Under the Severance Plan, “Cause” has a substantially similar meaning to the one used in the Change of Control Plan discussed above.

A NEO is deemed to have terminated his employment for “good reason” (and therefore is potentially eligible for severance benefits, subject to the other provisions of the Severance Plan) if:

•                  the termination follows any of the following without the NEO’s written consent: (i) a material diminution in his base salary; (ii) a material diminution in the participant’s authority, duties or responsibilities; or (iii) a relocation of the participant’s place of employment to a location more than 150 miles from his current location of employment; and

•                  the participant has first delivered a written notice to the Company setting forth the event deemed to give rise to the right to terminate for “good reason” no later than 60 days after the initial occurrence of the event.

Under the Severance Plan, if a NEO experiences a “qualifying termination”, and executes a separation agreement and general release of liability against the Company within 45 days after the qualifying termination, he or she shall be eligible to receive:

•                  a lump sum cash payment equal to the NEO’s annual base salary plus the current year target bonus opportunity multiplied by 1;

•                  monthly COBRA reimbursement payments in the amount of premiums previously paid by the Company during the NEO’s employment until the earlier of: (i) the NEO’s benefits eligibility through new employment or otherwise; or (ii) 18 months after the termination date; and

•                  payment for outplacement benefits provided by a Company-selected service group up to a maximum of $25,000 during the 12 consecutive months after the termination date.

The Severance Plan does not provide for a gross-up payment to any of the NEOs to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Code. Instead, the Severance Plan provides that if and to the extent it is determined that the payments described above would, if paid, be subject to the excise tax under Section 4999 of the Code, then the aggregate value of such payments shall be reduced (but not below zero) to an amount that maximizes the value of the payments without causing any of them to be subject to the excise tax.

Equity Awards

Under the Company’s 2009 Equity and Performance Incentive Plan, (the “2009 Plan”) the vesting of any unvested equity awards may be accelerated upon a change in control, but that plan permits the Company to condition any such vesting on meeting the “double-trigger” requirement described below. Under the Company’s 2011 Plan, the vesting of any unvested equity awards may be accelerated upon a change of control only where the double-trigger requirement is met. Certain of the Company’s equity award agreements provide that unvested equity grants will vest upon a change in control without regard to termination of employment. However, for all equity awards granted to executive officers after May 2011, unvested equity grants will vest upon a change in control only if either: (1) the NEO’s employment is terminated without cause, or the NEO terminates his employment for good reason, in connection with that change of control; or (2) the equity grant is not assumed or a substitute equity grant with equivalent rights is not provided. In other words, for equity awards granted after May 2011, there is a “double trigger” vesting requirement.

Unvested RSUs granted under the Company’s 2009 Plan and 2011 Plan are generally forfeited when the participant’s employment with the Company ends. However, for unvested RSUs granted prior to 2013 a participant will be treated as being in the continuous employ of the Company and vesting of the RSUs will continue, if the following criteria are specified in the relevant RSU agreement and the participant satisfies the criteria: (i) the participant’s employment was terminated other than by the Company for cause; (ii) at the time of termination, the participant is at least 55 years old; (iii) at the time of termination, the participant’s age, when added to the participant’s number of years of continuous service, equalled or exceeded 70; and (iv) the participant does not engage in certain detrimental conduct (a “qualifying retirement”).

However, under the terms of the equity plans, if the NEO engages in certain conduct, including competition with the Company, solicitation of our employees, disclosure of confidential information, failure to assign any information or idea or other conduct determined to be injurious to the Company, if provided for in an applicable award agreement, the Company may require the participant to:

•                  return to the Company, in exchange for payment by the Company of any amount actually paid therefor by the NEO, all shares of common stock that the NEO has not disposed of that were offered within a specified period prior to the date of the commencement of such activity; and

•                  with respect to any shares of common stock so acquired that the NEO has disposed of, pay to the Company in cash the difference between:

•             any amount actually paid therefor by the NEO; and

•             the market value per share of the shares of common stock on the date of such acquisition.

To the extent that such amounts are not paid to the Company, the Company may set off the amounts so payable to it against any amounts that may be owing from time to time by the Company to the NEO.

Other Benefits

Absent eligibility for benefits described above, the NEOs (other than Mr. Mann) do not have any termination benefits or benefits triggered as the result of a change in control that are different than those afforded other employees of the Company, such as death benefit salary continuation (one month of salary). As part of his negotiated hiring agreement, Mr. Mann is guaranteed eighteen months of his base salary and target bonus, in certain situations, as described on pages 28 through 29 of this Amendment.

Termination and Change in Control Payments Tables

The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming his employment had terminated on December 31, 2013 in connection with a change in control, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 31, 2013 (the last trading day of 2013), which was $47.44.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Medical Program Benefits ($)	Disability Insurance Benefit ($)	Non-Qualified Deferred Compensation Plan ($)(1)	Equity Awards ($)(2)	Total ($)
Paul D. Carrico	1,800,000	1,980,000	21,882	22,500	2,659,696	15,069,453	21,553,531
Gregory C. Thompson	758,595	568,946	16,412	9,483	2,791,158	4,569,340	8,713,934
Joseph C. Breunig	778,680	584,010	23,232	9,734	668,693	5,619,088	7,683,437
Mark J. Orcutt	753,966	490,078	8,111	10,419	2,453,826	3,414,539	7,130,939
Timothy Mann, Jr.	656,639	426,815	23,232	8,208	—	1,689,481	2,804,375

(1) Assumes all payments made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect account balances at age 65 in the event of separation from service in connection with a change in control.

(2)    Value reported for each NEO represents the aggregate dollar amount of the sum of: (A) the number of unvested time-based RSUs granted to such NEO for which vesting accelerates upon a termination in connection with a change in control multiplied by $47.44, the closing market price of the Company’s stock on December 31, 2013; (B) the number of unvested performance-based RSUs granted to such NEO (other than Mr. Mann) in May 2011 and May 2012, for which vesting accelerates upon a termination in connection with a change in control, but for which the actual number of shares issued to the NEOs upon such vesting depends on the price of the Company’s common stock at vesting, which for the purposes of this calculation is assumed to be $47.44, the closing market price of the stock on December 31, 2013, multiplied by that same market price; and (C) the number of performance-based RSUs granted to such NEO in May 2013, for which vesting accelerates upon a change in control, but for which the actual number of shares issued to the NEOs upon such vesting depends on the Company’s achievement of cost synergies, which for the purposes of this calculation is assumed to be at 200 percent of the “target” number of shares of our common stock that may be issued under such awards.

Qualifying Termination under Severance Plan

The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming: (1) the Severance Plan was effective December 31, 2013; and (2) his employment had terminated on December 31, 2013 in connection with a “qualifying termination” under the Severance Plan, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 31, 2013 (the last trading day of 2013), which was $47.44.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Medical Program Benefits ($)	Outplacement ($)	Non-Qualified Deferred Compensation Plan ($)(1)	Equity Awards ($)(2)	Total ($)
Paul D. Carrico	900,000	990,000	1,740	7,100	2,659,696	9,551,707	14,110,243
Gregory C. Thompson	505,730	379,298	1,740	7,100	2,791,158	—	3,685,026
Joseph C. Breunig	519,120	389,340	2,486	7,100	668,693	—	1,586,739
Mark J. Orcutt	502,644	326,719	—	7,100	2,453,826	—	3,290,289
Timothy Mann, Jr.	437,759	284,543	2,111	7,100	—	—	731,513

(1) Assumes all payments made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect account balances at age 65 for separation from service.

(2) As of December 31, 2013, Mr. Carrico has met the requirements of a qualifying retirement and, accordingly, upon a qualifying termination, he would be treated as being in the continuous employ of the Company and vesting of performance-based RSUs granted in 2011 and 2012 would continue as scheduled if the applicable performance criteria and certain other conditions were to be met.  Value reported for Mr. Carrico represents the aggregate dollar amount of the sum of the number of unvested performance-based RSUs granted to Mr. Carrico in May 2011 and May 2012, for which vesting continues in a qualifying termination, but for which the actual number of shares issued to Mr. Carrico upon such vesting depends on the price of the Company’s common stock at vesting, which for the purposes of this calculation is assumed to be $47.44, the closing market price of the stock on December 31, 2013, multiplied by that same market price.

In addition to the above payments, the Company’s stock option award agreements provide that awards generally terminate 60 days after the date the participant ceases to be an employee of the Company (whether or not in connection with a change in control), unless the participant is terminated for cause, in which case, the stock option award agreement terminates immediately. In addition, if the participant’s employment terminates due to death, permanent and total disability or retirement, subject to certain limitations, the stock option award agreement will terminate three years after the termination of the participant’s employment.

Termination on Death, Disability or Retirement

The following table summarizes the compensation and other benefits that would have become payable to certain NEOs assuming their employment had terminated on December 31, 2013 due to death, disability or retirement, given the base salaries of such NEOs as of that date, and, if applicable, the closing price of our common stock on December 31, 2013 (the last trading day of 2013), which was $47.44. The table does not include information with respect to life insurance or long-term disability programs, which do not discriminate in scope, terms or operation in favor of executive officers and are generally available to all salaried employees.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Medical Program Benefits ($)	Non-Qualified Deferred Compensation Plan ($)(1)	Equity Awards ($)(2)	Total ($)
Paul D. Carrico	900,000	990,000	10,941	2,659,696	9,551,707	14,112,344
Gregory C. Thompson	505,730	379,298	10,941	3,203,582	—	4,099,551
Joseph C. Breunig	519,120	389,340	15,488	2,584,249	—	3,508,197
Mark J. Orcutt	502,644	326,719	5,407	2,807,645	—	3,642,415
Timothy Mann, Jr.	437,759	284,543	15,488	—	—	737,790

(1)               Assumes all payments made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect account balances at age 65 for separation from service due to death or disability at December 31, 2013.  The account balances at age 65 for separation from service at retirement would be $2,659,696 for Mr. Carrico, $2,791,158 for Mr. Thompson, $668,693 for Mr. Breunig, and $2,453,826 for Mr. Orcutt.

(2)               As of December 31, 2013, Mr. Carrico has met the requirements of a qualifying retirement and, accordingly, upon death, disability or retirement, he would be treated as being in the continuous employ of the Company and vesting of performance-based RSUs granted in 2011 and 2012 would continue as scheduled if the applicable performance criteria and certain other conditions were to be met. Value reported for Mr. Carrico represents the aggregate dollar amount of the sum of the number of unvested performance-based RSUs granted to Mr. Carrico in May 2011 and May 2012, for which vesting continues upon death, disability or retirement, but for which the actual number of shares issued to Mr. Carrico upon such vesting depends on the price of the Company’s common stock at vesting, which for the purposes of this calculation is assumed to be $47.44, the closing market price of the stock on December 31, 2013, multiplied by that same market price.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table lists information as of March 20, 2014 about the number of shares of our common stock beneficially owned by each incumbent director, each executive officer listed on the summary compensation table included in this Amendment, all of our directors and current executive officers as a group, and each person or group known by us to own more than 5 percent of our common stock.

For additional information on the equity ownership of our directors and executive officers, see “Executive Compensation — Outstanding Equity Awards at 2013 Fiscal Year-End,” respectively.

Name and Address of Beneficial Owner(1)	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership(2)		Percent of Class(3)
Paul D. Carrico	445,938	(4)	*
Gregory C. Thompson	153,357	(5)	*
Joseph C. Breunig	44,977	(6)	*
Mark J. Orcutt	108,552	(7)	*
Timothy Mann, Jr.	17,258	(8)	*
Patrick J. Fleming	15,940	(9)	*
T. Kevin DeNicola	14,795	(10)	*
Robert M. Gervis	14,795	(10)	*
Stephen E. Macadam	14,795	(10)	*
Mark L. Noetzel	14,795	(10)	*
David N. Weinstein	14,795	(10)	*
Michael H. McGarry	10,515	(10)	*
William L. Mansfield	5,263	(11)	*
Robert Ripp	3,042	(10)	*
Victoria F. Haynes	2,983	(10)	*
All directors and executive officers as group (15 persons)	881,800	(12)	1.3%
FMR LLC 245 Summer Street Boston, MA 02210	6,972,417	(13)	10%
JP Morgan Chase & Co. 270 Park Avenue New York, NY 10017	4,894,977	(14)	7%
Blackrock Inc. 40 East 52nd Street New York, NY 10022	5,848,326	(15)	8.4%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	3,864,021	(16)	5.5%
Shapiro Capital Management LLC 3060 Peachtree Road, Suite 1555 N.W. Atlanta, GA 30305	4,486,223	(17)	6.4%
Select Equity Group, L.P. 380 Lafayette Street, 6th Floor New York, NY 10003	4,647,638	(18)	6.6%
TIAA-CREF Investment Management, LLC Teachers Advisors, Inc. 730 Third Avenue New York, NY 10017	3,967,186	(19)	5.7%

*	Represents less than 1 percent.
(1)	The address of each of our directors and executive officers is c/o Corporate Secretary, Axiall Corporation, 1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328.
(2)

Beneficial ownership as reported in the table has been determined in accordance with the rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of common stock referred to in the table.

(3)	Based on 69,922,433 shares of our common stock outstanding as of March 20, 2014.
(4)

Includes 24,088 shares that may be acquired upon exercise of vested options by Mr. Carrico, 45 shares held in his 401(k) account, 66,000 shares held by Mr. Carrico’s spouse and 80,000 shares held by The Carrico Family Trust, with Mr. Carrico’s spouse serving as the trustee. Also includes (i) 7,754 shares expected to vest in May 2014 from Adjusted EBITDA performance-based RSUs granted in May 2013 and (ii) 98,835 shares of our common stock, representing 150 percent of the “target” number of shares that may be issued to Mr. Carrico in May 2014, when all of the performance-based RSUs granted in May 2011 vest. The actual number of shares of common stock that may be issued to Mr. Carrico upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(5)

Includes 9,125 shares that may be acquired upon exercise of vested options by Mr. Thompson and 636 shares in his 401(k) account. Also includes (i) 2,075 shares expected to vest in May 2014 from time-based RSUs granted in May 2013 and (ii) 32,312 shares of our common stock, representing 150 percent of the “target” number of shares that may be issued to Mr. Thompson in May 2014, when all of the performance-based RSUs granted in May 2011 vest. The actual number of shares of common stock that may be issued to Mr. Thompson upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(6)

Mr. Breunig does not hold any vested or unvested options. Also includes (i) 2,308 shares expected to vest in May 2014 from time-based RSUs granted in May 2013 and (ii) 24,708 shares of our common stock, representing 150 percent of the “target” number of shares that may be issued to Mr. Breunig in May 2014, when all of the performance-based RSUs granted in May 2011 vest. The actual number of shares of common stock that may be issued to Mr. Breunig upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(7)

Includes 8,554 shares that may be acquired upon exercise of vested options by Mr. Orcutt. Also includes (i) 1,605 shares expected to vest in May 2014 from time-based RSUs granted in May 2013 and (ii) 24,708 shares of our common stock, representing 150 percent of the “target” number of shares that may be issued to Mr. Orcutt in May 2014, when all of the performance-based RSUs granted in May 2011 vest. The actual number of shares of common stock that may be issued to Mr. Orcutt upon vesting of performance-based RSUs is discussed under “Compensation Discussion and Analysis — Summary of Our 2013 Executive Compensation Program — Long-Term Equity-Based Awards.”

(8)	Mr. Mann does not hold any vested or unvested options. Also includes 1,448 shares expected to vest in May 2014 from time-based RSUs granted in May 2013.
(9)	Includes 762 shares that may be acquired upon exercise of vested options by Mr. Fleming, as well as 2,053 shares with respect to RSUs that are expected to vest on May 20, 2014.
(10)	Includes 2,053 shares with respect to RSUs that are expected to vest on May 20, 2014.

(11)

Includes 3,695 shares with respect to RSUs that are expected to vest on May 20, 2014, 1,642 of which Mr. Mansfield elected to be granted in lieu of receiving his annual cash retainer for his service as a director during 2013.

(12)	See notes (4) through (11).
(13)

As reported on Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2014, FMR LLC has sole voting power with respect to nil shares, shared voting power with respect to nil shares and sole dispositive power with respect to 6,972,417 shares.

(14)

As reported on Amendment No. 7 to Schedule 13G filed with the SEC on January 16, 2014, JP Morgan Chase & Co. has sole voting power with respect to 4,431,856 shares, shared voting power with respect to 11,011 shares and sole dispositive power with respect to 4,879,535 shares.

(15)

As reported on Schedule 13G filed with the SEC on January 28, 2014, BlackRock, Inc. has sole voting power with respect to 5,506,046 shares, shared voting power with respect to nil shares and sole dispositive power with respect to 5,848,326 shares.

(16)

As reported on Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2014, The Vanguard Group has sole voting power with respect to 105,107 shares, shared voting power with respect to nil shares and sole dispositive power with respect to 3,763,614 shares.

(17)

As reported on Schedule 13G filed with the SEC on February 11, 2014, Shapiro Capital Management LLC has sole voting power with respect to 4,168,248 shares, shared voting power with respect to 317,975 shares and sole dispositive power with respect to 4,486,223 shares.

(18)

As reported on a joint Schedule 13G with George S. Loening filed with the SEC on February 14, 2014, Select Equity Group, L.P. has sole voting power with respect to nil shares, shared voting power with respect to 4,647,638 shares and sole dispositive power with respect to nil shares. George S. Loening is the majority owner of Select Equity Group, L.P. and managing member of its general partner.

(19)

As reported on a joint Schedule 13G with Teachers Advisors, Inc. filed with the SEC on February 14, 2014, TIAA-CREF Investment Management, LLC, or “Investment Management,” has sole voting and sole dispositive power with respect to 3,103,819 shares and Teachers Advisors, Inc., or “Advisors,” has sole voting and sole dispositive power with respect to 863,367 shares. Under such Schedule 13G, each of Investment Management and Advisors expressly disclaims beneficial ownership of the other’s securities holdings and each disclaims that it is a member of a “group” with the other.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

While we did not have any related party transactions with our executive officers, directors, 5 percent or greater stockholders or their immediate family members in 2013, and we do not have a written policy regarding such matters, in the event such a transaction is proposed in the future, we would refer the matter to our audit committee for approval or disapproval.

Independence of Directors; Corporate Governance Guidelines; Code of Business Ethics

The Company’s Corporate Governance Guidelines require that a majority of our directors meet the independence standards of the New York Stock Exchange listing requirements and applicable SEC rules. In addition, in determining director independence, the Board considered any pre-existing relationships between each director and PPG Industries, Inc. Under these criteria, the Board has determined that each of Messrs. DeNicola, Fleming, Gervis, Macadam, Mansfield, Noetzel, Ripp and Weinstein and Dr. Haynes meet these standards for independence and are independent of management.

Our Corporate Governance Guidelines, as well as our Code of Business Ethics, are publicly available on our website at www.axiall.com under “Investors-Governance” or available in print to any stockholder by contacting Investor Relations, Axiall Corporation by mail at 1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328 or by phone at (770) 395-4500.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Ernst & Young LLP

For the years ended December 31, 2013 and 2012, E&Y provided to us certain professional services. The aggregate amount charged to us for E&Y’s audit, audit-related and tax services was $6,296,548 and $3,418,761 for the years ended December 31, 2013 and 2012, respectively, and consisted of the following:

Audit Fees

The aggregate amount of E&Y fees for the annual audit of our consolidated financial statements and our internal control over financial reporting for the years ended December 31, 2013 and 2012, included in our Annual Report on Form 10-K for each of those years, and for the quarterly reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q in the years then ended, and for audit services provided in connection with other statutory or regulatory filings were $4,710,228 and $1,868,404, respectively.

Audit-Related Fees

Fees for audit-related services for the years ended December 31, 2013 and 2012 were $256,221 and $20,943, respectively.

Tax Fees

The aggregate amount of fees E&Y charged to us for tax services for the years ended December 31, 2013 and 2012 was $1,327,309 and $1,526,624, respectively. Of those fees, $285,169 and $242,899, respectively, was for tax compliance and tax return preparation services, and the remainder was for tax planning and other tax-related services.

All Other Fees

E&Y charged us $2,790 in other fees during each of the years ended December 31, 2013 and 2012.

Audit Committee Pre-Approval Policy for Audit and Permissible Non-Audit Services

The audit committee adopted an audit and non-audit services pre-approval policy, pursuant to which the audit committee pre-approves all audit and permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Under the policy, the full audit committee annually approves in advance certain services and fee estimates for those services and establishes budgeted amounts for all such services. Services that may arise during the year that were not included in the general pre-approval and services that were pre-approved but for which associated fees will exceed pre-approved levels established or budgeted amounts for that type of service require specific pre-approval by the audit committee. All audit and permissible non-audit services for 2013 were pre-approved by the audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL SCHEDULES

(a)   The following documents are filed as a part of this Amendment:

(1)	Consolidated Balance Sheets as of December 31, 2013 and 2012;*
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011;*
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;*
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and

2011;*
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;*
Notes to Consolidated Financial Statements;* and
Report of Independent Registered Public Accounting Firm.
(2)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

(b)                       Financial Statement Schedules:  None

(c)                        See the Exhibit Index immediately following the signature page to this Amendment.

* Previously filed with the Annual Report on Form 10-K filed with the SEC on February 28, 2014, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2014	AXIALL CORPORATION

	By:	/s/ Paul D. Carrico
Paul D. Carrico
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul D. Carrico	President, Chief Executive Officer and	March 25, 2014
Paul D. Carrico	Director
(Principal Executive Officer)

*	Chief Financial Officer	March 25, 2014
Gregory C. Thompson	(Principal Financial and Principal
Accounting Officer)

*	Director	March 25, 2014
Mark L. Noetzel

*	Director	March 25, 2014
Kevin T. DeNicola

*	Director	March 25, 2014
Patrick J. Fleming

*	Director	March 25, 2014
Robert M. Gervis

*	Director	March 25, 2014
Dr. Victoria Haynes

*	Director	March 25, 2014
Stephen E. Macadam

*	Director	March 25, 2014
William L. Mansfield

*	Director	March 25, 2014
Michael H. McGarry

*	Director	March 25, 2014
Robert Ripp

*	Director	March 25, 2014
David N. Weinstein

*By:	/s/ Paul D. Carrico
Paul D. Carrico
As: Attorney-in Fact†

† Pursuant to Power of Attorney, which has been previously filed.

INDEX TO EXHIBITS

Exhibit Number		Description
2.1

Agreement and Plan of Merger, dated as of July 18, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub,  Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).

2.2

Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).

2.3

Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

3.1(a)

Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (now known as Axiall Corporation) (included as Exhibit A to Exhibit 3.1).

3.2		Second Amended and Restated Bylaws of Axiall Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2014 and incorporated herein by reference).
3.3

Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

3.4

Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.1

Indenture, dated as of February 1, 2013, among the Company, the guarantors’ party thereto and U.S. Bank, National Association, as trustee, relating to the 4.875% senior notes due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).

4.2	*

First Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of February 1, 2013, by and among the Company, the guarantors’ party thereto and U.S. Bank, National Association, as trustee.

4.3

Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the initial guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.625% senior notes due 2021 of Eagle Spinco Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.4

First Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.5	*

Second Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor’s party thereto and U.S. Bank, National Association, as trustee.

4.6		Form of 4.875% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).
4.7		Form of 4.625% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.2).

10.1

Term Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the various affiliates of Eagle Spinco Inc. party thereto as guarantors, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

10.2

Amendment No. 1, dated as of March 15, 2013, to the Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the lenders party there to, Barclays Bank PLC, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).

10.3

Amended and Restated Credit Agreement, dated as of January 28, 2013, among Axiall Corporation, Eagle Spinco Inc. and Royal Group, Inc., as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC and the other lenders a party thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

10.4	*

Amendment No. 1, dated as of February 14, 2014, to the Amended and Restated Credit Agreement, dated as of January 28, 2013, among Axiall Corporation, Eagle Spinco Inc. and Royal Group, Inc., as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC and the other lenders party thereto.

10.5	*

Form of Restricted Stock Unit Agreement for Canadian-based officers and employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).

10.6	*

Form of Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).

10.7	*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.8

Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).

10.9

Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).

10.10

Form of 2012 Restricted Share Unit Agreement for William L. Mansfield (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).

10.11		Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.12

Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).

10.13

Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).

10.14

First Amendment to the Company’s 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

10.15

Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).

10.16	Executive Officer and Key Employee Severance Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2013).
10.17

Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 10, 2011 and incorporated herein by reference).

10.18

First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.19

Description of Gregory C. Thompson’s Compensation Arrangement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.20

Letter agreement regarding employment of George Biltz as the Company’s Chief Strategy Officer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 8, 2013).

10.21

Letter agreement regarding employment of Timothy Mann, Jr. as Executive Vice President, General Counsel and Secretary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).

10.22

Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated herein by reference).

10.23

Letter agreement regarding employment of Joseph C. Breunig, dated July 26, 2010 (filed as Exhibit 10 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.24

Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013 (filed as Exhibit 10.23 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and incorporated herein by reference).

10.25

Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).

10.26

Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).

10.27	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.28	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company’s Proxy Statement filed with the SEC on August 24, 2009 and incorporated herein by reference).
10.29

Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).

10.30	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).

10.31

Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.32

Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.33

Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.34	*	Form of Indemnification Agreement.
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP.
24	*	Power of attorney for Axiall Corporation (included on the signature page of the Annual Report on Form 10-K)
31	*	Rule 13(a)-14(a)/15d-14(a) Certifications.
31.1		Rule 13(a)-14(a)/15d-14(a) Certifications of the Chief Executive Officer with respect to this Amendment No. 1 on Form 10-K/A.
31.2		Rule 13(a)-14(a)/15d-14(a) Certifications the Chief Financial Officer with respect to this Amendment No. 1 on Form 10-K/A.
32	*	Section 1350 Certifications.
32.1		Section 1350 Certification of the Chief Executive Officer with respect to this Amendment No. 1 on Form 10-K/A.
32.2		Section 1350 Certification of the Chief Financial Officer with respect to this Amendment No. 1 on Form 10-K/A.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.

**Incorporated by reference to the corresponding exhibit to the Original 10-K Filing. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.