Form 10-Q
period 2014-03-31
AXIALL CORP/DE/
filed 2014-05-08
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-9753

AXIALL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road; Suite 1200, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2014
Common Stock, $0.01 par value	69,924,129

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2014
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$86.5	$166.5
Receivables, net of allowance for doubtful accounts of $6.2 million at March 31, 2014 and $5.5 million at December 31, 2013	529.7	548.8
Inventories	443.4	403.6
Prepaid expenses and other	34.9	31.6
Deferred income taxes	20.5	18.0

Total current assets	1,115.0	1,168.5
Property, plant and equipment, net	1,646.0	1,658.7
Goodwill	1,755.2	1,763.2
Customer relationships, net	1,081.6	1,101.8
Other intangible assets, net	71.6	72.9
Other assets, net	103.5	112.1

Total assets	$5,772.9	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	339.2	313.7
Interest payable	12.7	15.4
Income taxes payable	3.9	17.1
Accrued compensation	25.7	61.5
Other accrued current liabilities	127.9	132.6

Total current liabilities	512.2	543.1
Long-term debt, excluding the current portion of long-term debt	1,329.3	1,330.0
Lease financing obligation	100.6	104.7
Deferred income taxes	847.4	865.5
Pensions and other postretirement benefits	125.9	129.8
Other non-current liabilities	166.0	175.8

Total liabilities	3,081.4	3,148.9

Commitments and contingencies

Equity:

Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at March 31, 2014 and December 31, 2013; issued and outstanding: 69,922,433 at March 31, 2014 and 69,890,666 at December 31, 2013.	0.7	0.7
Additional paid-in capital	2,274.6	2,272.6
Retained earnings	246.4	269.3
Accumulated other comprehensive income, net of tax	53.0	66.3

Total Axiall stockholders' equity	2,574.7	2,608.9
Noncontrolling interest	116.8	119.4

Total equity	2,691.5	2,728.3

Total liabilities and equity	$5,772.9	$5,877.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Net sales	$993.7	$1,061.2
Operating costs and expenses:
Cost of sales	913.3	909.0
Selling, general and administrative expenses	73.6	68.3
Transaction-related costs and other, net	6.6	10.1
Long-lived asset impairment charges, net	0.6	2.6

Total operating costs and expenses	994.1	990.0

Operating income (loss)	(0.4)	71.2
Interest expense, net	(18.3)	(18.3)
Loss on redemption and other debt costs	-	(78.5)
Gain on acquisition of controlling interest	-	23.5
Foreign exchange gain	0.4	0.1

Loss before income taxes	(18.3)	(2.0)
Provision for (benefit from) income taxes	(7.7)	0.8

Consolidated net loss	(10.6)	(2.8)
Less net income attributable to noncontrolling interest	1.0	0.7

Net loss attributable to Axiall	$(11.6)	$(3.5)

Loss per share attributable to Axiall:
Basic	$(0.17)	$(0.06)
Diluted	$(0.17)	$(0.06)

Weighted average common shares outstanding:
Basic	69.9	59.3
Diluted	69.9	59.3

Dividends per common share	$0.16	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Consolidated net loss	$(10.6)	$(2.8)
Less net income attributable to noncontrolling interest	1.0	0.7

Net loss attributable to Axiall	(11.6)	(3.5)

Other comprehensive loss:
Foreign currency translation loss	(24.5)	(11.5)
Pensions and other postretirement benefit liability adjustments	(2.4)	0.5
Equity interest in investee's other comprehensive loss	(0.3)	-

Other comprehensive loss, before income taxes	(27.2)	(11.0)
Benefit from income taxes related to other comprehensive loss items	(10.3)	(3.3)

Other comprehensive loss, net of tax	(16.9)	(7.7)
Other comprehensive loss, attributable to noncontrolling interest net of tax	(3.6)	-

Other comprehensive loss attributable to Axiall, net of tax	(13.3)	(7.7)

Comprehensive loss, net of income taxes	(27.5)	(10.5)
Less comprehensive income (loss) attributable to noncontrolling interest	(2.6)	0.7

Comprehensive loss attributable to Axiall	$(24.9)	$(11.2)

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(10.6)	$(2.8)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	42.2	29.4
Amortization	18.5	12.9
Deferred income taxes	(9.4)	1.6
Loss on redemption and other debt costs	-	78.5
Gain on acquisition of controlling interest	-	(23.5)
Long-lived asset impairment charges, net	0.6	2.6
Other non-cash items	3.6	7.5
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(66.7)	(211.0)

Net cash used in operating activities	(21.8)	(104.8)

Cash flows from investing activities:
Capital expenditures	(43.0)	(16.4)
Proceeds from sale of assets	0.1	-
Acquisitions, net of cash acquired	-	26.7

Net cash provided by (used in) investing activities	(42.9)	10.3

Cash flows from financing activities:
Borrowings on ABL revolver	-	222.7
Repayments on ABL revolver	-	(83.7)
Issuance of long-term debt	-	450.0
Long-term debt payments	(0.7)	(529.7)
Make-whole and other fees paid related to financing activities	-	(94.4)
Dividends paid	(11.2)	-
Stock compensation plan activity	-	0.1

Net cash used in financing activities	(11.9)	(35.0)

Effect of exchange rate changes on cash and cash equivalents	(3.4)	(1.6)
Net change in cash and cash equivalents	(80.0)	(131.1)
Cash and cash equivalents at beginning of period	166.5	200.3

Cash and cash equivalents at end of period	$86.5	$69.2

Significant non-cash transactions

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business"), through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger"). The purchase price for these transactions was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements.

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

Our financial condition as of, and our operating results for, the three month period ended March 31, 2014 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2014 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications are of a normal recurring nature and did not impact the Company's operating income or consolidated net income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three month period ended March 31, 2014 from those disclosed in the 2013 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. MERGER WITH THE PPG CHEMICALS BUSINESS

On January 28, 2013, we completed our acquisition of substantially all of the assets and liabilities of the Merged Business and completed the related financings (collectively, the "Transactions"). We manage the Merged Business as part of our chlorovinyls business, and have reported the results of operations of the Merged Business as part of our chlorovinyls segment since January 28, 2013.

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

(In millions, except per share data)	Three Months Ended March 31, 2013
Net sales	$1,168.9
Net loss attributable to Axiall	$(8.9)
Loss per share attributable to Axiall:
Basic	$(0.13)
Diluted	$(0.13)

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand-alone basis is not practicable as the Merged Business is not being operated as a stand-alone business.

3. NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2014-08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopics 205 (Presentation of Financial Statements) and 360 (Property, Plant, and Equipment). The Update changes the criteria for reporting discontinued operations and enhances the FASB's convergence with International Accounting Standards. The Update improves the definition of discontinued operations by limiting discontinued operations reporting specifically to the disposal of a component or a group of components of an entity that results in a strategic shift that has (or will have) a major effect on an entity's operations and financial results when certain criteria are met. The Update raises the threshold for disposals to qualify as discontinued operations and expands the disclosure requirements for discontinued operations and certain other disposals that do not qualify as a discontinued operations. The amendments in this Update are effective for annual periods beginning on or after December 15, 2014, and interim periods within those years. We are evaluating the amendments in this Update and do not expect them to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. In accordance with this Update, at March 31, 2014, the Company reclassified liabilities associated with certain unrecognized tax benefits as a reduction to a deferred tax asset for a net operating loss carryforward in the amount of $4.5 million.

4. INVENTORIES

As of March 31, 2014 and December 31, 2013, the major classes of inventories were as follows:

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$173.9	$159.5
Work-in-progress	5.7	5.2
Finished goods	263.8	238.9

Inventories	$443.4	$403.6

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Machinery and equipment	$1,067.6	$1,052.8
Chemical manufacturing plants	1,289.4	1,259.1
Buildings	214.7	219.9
Depletable land and land improvements	290.7	292.2
Construction-in-progress	109.2	134.7

Property, plant and equipment, at cost	2,971.6	2,958.7
Less: accumulated depreciation	1,325.6	1,300.0

Property, plant and equipment, net	$1,646.0	$1,658.7

6. GOODWILL, OTHER INTANGIBLE ASSETS AND RESTRUCTURING

Our intangible assets consist of goodwill and other intangible assets. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer lists, trade names and technology) acquired and liabilities assumed under purchase accounting for business combinations.

Goodwill.    We have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit. The following table provides the detail of the changes made to goodwill during the three months ended March 31, 2014.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at December 31, 2013	$1,753.3	$9.9	$1,763.2

Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Foreign currency translation adjustment	(8.0)	-	(8.0)

Gross goodwill at March 31, 2014	1,800.8	160.3	1,961.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at March 31, 2014	$1,745.3	$9.9	$1,755.2

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted only of certain trade names with a carrying value of $6.0 million at March 31, 2014 and December 31, 2013.

Definite-lived intangible assets.    At March 31, 2014 and December 31, 2013, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segment. The values of these assets acquired are $1.1 billion for customer relationships, $42.6 million for supply contracts, $14.9 million for technology and $6.0 million for trade names. At March 31, 2014 and December 31, 2013 there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of March 31, 2014 and December 31, 2013.

	Chlorovinyls		Building Products		Total
(In millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross carrying amounts
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Trade names	6.0	6.0	-	-	6.0	6.0
Technology	14.9	14.9	17.4	17.4	32.3	32.3

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated amortization:
Customer relationships	(73.4)	(58.2)	(10.9)	(10.5)	(84.3)	(68.7)
Supply contracts	(2.5)	(2.0)	-	-	(2.5)	(2.0)
Trade names	(0.4)	(0.3)	-	-	(0.4)	(0.3)
Technology	(0.9)	(0.6)	(11.5)	(11.1)	(12.4)	(11.7)

Total	(77.2)	(61.1)	(22.4)	(21.6)	(99.6)	(82.7)
Foreign currency translation adjustment:
Customer relationships	(8.6)	(4.0)	-	-	(8.6)	(4.0)

Total	(8.6)	(4.0)	-	-	(8.6)	(4.0)
Net carrying amounts
Customer relationships	1,060.3	1,080.1	21.3	21.7	1,081.6	1,101.8
Supply contracts	40.1	40.6	-	-	40.1	40.6
Trade names	5.6	5.7	-	-	5.6	5.7
Technology	14.0	14.3	5.9	6.3	19.9	20.6

Total	$1,120.0	$1,140.7	$27.2	$28.0	$1,147.2	$1,168.7

The weighted average estimated useful life remaining for customer relationships, supply contracts, definite-lived trade names and technology is approximately 17 years, 19 years, 16 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $16.8 million and $11.6 million for the three months ended March 31, 2014 and 2013, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $67.1 million per year.

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the three months ended March 31, 2014, we recorded a $1.1 million restructuring charge in our building products segment that is included in Transaction-related costs and other, net in the unaudited condensed consolidated statements of operations. We expect to complete these restructuring initiatives in 2015 with additional expected costs in 2014 and 2015 totaling a combined $5.6 million.

7. OTHER ASSETS, NET

As of March 31, 2014 and December 31, 2013, other assets, net of accumulated amortization, consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Pension assets	$27.6	$26.9
Deferred financing costs, net	28.3	28.8
Deferred income taxes	17.4	21.8
Advances to and investments in joint ventures, net	12.0	14.2
Advances for long-term purchase contracts, net	6.8	9.1
Long-term assets held for sale	4.6	3.9
Other	6.8	7.4

Total other assets, net	$103.5	$112.1

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of March 31, 2014 and December 31, 2013, our long-term debt consisted of the following:

(In millions)	Maturity Date	March 31, 2014	December 31, 2013
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of $2.4 million debt issuance costs)	January 28, 2017	194.1	194.8
ABL revolver	January 28, 2018	-	-

Total debt		$1,332.1	$1,332.8
Less current portion of long-term debt		(2.8)	(2.8)

Long-term debt, net		$1,329.3	$1,330.0

Term Loan and ABL Revolver

At March 31, 2014, outstanding borrowings under the Company's term loan facility (the "Term Loan") had a stated interest rate of 3.50 percent per annum.

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.00 million of revolving credit. The ABL Credit Agreement contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for three consecutive business days. At March 31, 2014 and December 31, 2013, we had no outstanding balance in our ABL Revolver. Our availability under the ABL Revolver at March 31, 2014 was approximately $418.2 million, net of outstanding letters of credit totaling $81.8 million.

As of March 31, 2014, we were in compliance with the covenants for our ABL Revolver, the Term Loan agreement and the indentures governing $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco Inc. ("Spinco") due 2021 (the "4.625 Notes") and $450.0 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes").

Lease Financing Obligation

As of March 31, 2014 and December 31, 2013, we had a lease financing obligation of $100.6 million and $104.7 million, respectively. The change from the December 31, 2013 balance is due to the change in the Canadian dollar exchange rate as of March 31, 2014. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $1.6 million and $3.8 million as of March 31, 2014 and December 31, 2013, respectively. We are not obligated to repay the lease financing obligation amount of $100.6 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of March 31, 2014 are $5.3 million in 2014, $7.3 million in 2015, $7.3 million in 2016 and $1.8 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2013 is due to current period payments and the change in the Canadian dollar exchange rate as of March 31, 2014.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our Term Loan facility is based on present rates for indebtedness with similar amounts, durations and credit risk. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 6 to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
4.625 Notes	$688.0	$680.3	$688.00	$676.4
4.875 Notes	450.0	441.3	450.0	426.9
Level 2
Term Loan (net of $2.4 million debt issuance costs)	194.1	197.7	194.8	199.0

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

As of March 31, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $63 million and $64 million, respectively, of which approximately $11 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•
We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of March 31, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

•
As of March 31, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

•
As of March 31, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

•
In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride ("PVC") and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

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

We monitor our estimate for reasonably possible environmental losses on a quarterly basis to determine if any of the reasonably possible loss items have become probable and estimable during the current quarter. It is our policy to accrue expenses for environmental contingencies when management believes the amount of losses are probable and estimable. In addition, when environmental items that were previously reasonably possible become probable and estimable and, therefore, recorded in our condensed consolidated balance sheets and statements of operations, we adjust our environmental reasonably possible exposure range accordingly.

Involuntary Conversion of Property, Plant and Equipment.    On December 20, 2013 a fire occurred in what is commonly known as the Company's PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. The fire impacted several process components of the PHH VCM manufacturing plant. Operations at the plant resumed in April 2014. The Company maintains property and business interruption insurance policies that it believes will provide coverage for the currently foreseeable losses arising from this incident, less applicable deductibles. We believe we will receive net insurance proceeds greater than the carrying value of the assets that were impacted by the fire and related cleanup and other costs. Consequently, we have recognized the probable net insurance proceeds to the extent of loss for the physical property damage resulting from the fire in our unaudited consolidated statements of operations for the three months ended March 31, 2014. We anticipate we will receive the net insurance proceeds for the physical property damage to the assets impacted by the fire, related cleanup and other costs and potentially for a business interruption claim associated with the incident based on the coverage in our insurance policies. We expect this will result in a net gain to the Company.

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

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

The Assumed Pension Plans provide ongoing benefits to certain employees of the Merged Business and are closed to new hires. The Assumed Postretirement Plans are unfunded and provide medical and life insurance benefits for certain employees of the Merged Business and their dependents. In connection with the Merger, we also acquired an Employee Group Waiver Plan ("EGWP") for certain Medicare-eligible retirees of the Merged Business and their dependents. The EGWP includes a fully-insured

Medicare Part D prescription drug plan, however the EGWP was eliminated effective January 1, 2014, as part of the changes described below. The Assumed Postretirement Plans require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between the Company and participants.

Recently approved amendments to the Assumed Pension Plans for United States salaried employees froze all future benefit accruals for non-union employees effective January 31, 2014. The impact of these amendments to the Assumed Pension Plans was recognized in the fourth quarter of 2013.

Recently approved modifications to the Assumed Postretirement Plans were made with respect to certain participants, to deliver retiree medical benefits through health reimbursement account contributions. For the impacted participants, these retiree medical changes became effective on January 1, 2014 for Medicare eligible retirees and will become effective January 1, 2015 for non-Medicare eligible future retirees. In addition, life insurance benefits for our assumed United States non-bargained future retirees were eliminated effective January 1, 2014. These OPEB benefit changes were approved and communicated to participants in October 2013 and the quantitative financial impact to the U.S. Assumed Postretirement Plans has been reflected beginning in the fourth quarter of 2013.

Components of net periodic benefit income (expense) for the three months ended March 31, 2014 and 2013 includes the following:

	Pensions Three Months Ended March 31,		OPEB Benefits Three Months Ended March 31,
(In millions)	2014	2013	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(7.9)	$(5.6)	$(1.1)	$(1.3)
Service cost	(0.9)	(1.1)	(0.2)	(0.4)
Expected return on plan assets	11.8	7.3	-	-
Amortization of:
Prior service credit	-	-	2.3	-
Actuarial gain (loss)	0.1	(0.5)	-	-

Total net periodic benefit income (expense)	$3.1	$0.1	$1.0	$(1.7)

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the defined benefit pension and other postretirement welfare plans.

	Pensions		OPEB
	2014	2013	2014	2013
Discount rate	4.83%	4.16%	4.65%	4.39%
Expected return on assets	7.42%	6.91%	Not Applicable	Not Applicable
Rate of compensation increase	3.00%	3.14%	3.00%	3.11%

The weighted-average healthcare cost trend rate (inflation) used for 2014 is 7.49 percent declining to 4.50 percent in the year 2024. In selecting the rates for our current and long-term health care cost assumptions, we take into consideration a number of factors including our actual health care cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates.

Contributions

There were no significant contributions to the pension plan trusts during the three months ended March 31, 2014 and 2013. We estimate that we will make payments of approximately $1.9 million for benefit payments related to our pension plans and $7.8 million for benefit payments related to OPEB plans for the year ending December 31, 2014.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $4.3 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.

12. STOCK-BASED COMPENSATION

We grant various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. The key terms of our restricted stock unit awards and our stock option grants, including all financial disclosures, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our stock based compensation expense was $2.8 million and $1.9 million, respectively, for the three months ended March 31, 2014 and 2013. The income tax benefit related to the stock based compensation expense was $1.0 million and $0.6 million, for the three months ended March 31, 2014 and 2013, respectively. Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings per share calculation. In computing diluted earnings per share for the three months ended March 31, 2014 and 2013, due to the net loss in both of those quarters, all common stock equivalents were excluded due their anti-dilutive effect.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME AND OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes: i) adjustments to pension and OPEB liabilities; ii) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; iii) equity investee's other comprehensive income items; and iv) unrealized gains and losses on derivative financial instruments designated as cash flow hedges. As of March 31, 2014 and December 31, 2013, there were no derivative financial instruments classified as cash flow hedges. Amounts recorded in accumulated other comprehensive income, net of tax, as of March 31, 2014 and December 31, 2013, and changes within the period are as follows:

(In millions)	Accrued Pension Benefit Liabilities	Foreign Currency Items	Equity Investee's Other Comprehensive Loss	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$60.5	$6.7	$(0.9)	$66.3

Other comprehensive loss before reclassifications	-	(11.6)	(0.2)	(11.8)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	-	-	(1.5)

Net current period other comprehensive loss	(1.5)	(11.6)	(0.2)	(13.3)

Balance at March 31, 2014	$59.0	$(4.9)	$(1.1)	$53.0

Other Comprehensive Loss

Other comprehensive loss is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension and OPEB liabilities adjustment, changes in equity investee's other comprehensive income and changes in foreign currency translation adjustments. The components of other comprehensive loss for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Change in pension and OPEB liability adjustments:
Pension and OPEB liability adjustments	$(2.4)	$0.5
Tax expense (benefit)	(0.9)	0.1

Pension and OPEB liability adjustments, net of tax	$(1.5)	$0.4

Change in foreign currency translation adjustment:
Foreign currency translation loss	$(24.5)	$(11.5)
Tax benefit	(9.3)	(3.4)

Foreign currency translation adjustment, net of tax	$(15.2)	$(8.1)

Unrealized loss on derivatives:
Equity interest in investee's other comprehensive loss	$(0.3)	$-
Tax benefit	(0.1)	-

Equity interest in investee's other comprehensive loss, net of tax	$(0.2)	$-

Other comprehensive loss, before income taxes	$(27.2)	$(11.0)
Total tax benefit for the period	(10.3)	(3.3)

Other comprehensive loss, net of tax	$(16.9)	$(7.7)

The components of other comprehensive loss that have been reclassified during the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
			Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2014	2013
Details about other comprehensive loss components:
Change in pension and OPEB liability adjustments:
Amortization of actuarial loss (gain) and prior service credit (1)	$(2.4)	$0.5	Cost of sales and selling, general and administrative expenses
Tax expense (benefit)	(0.9)	0.1	Provision for income taxes

Reclassifications for the period, net of tax	$(1.5)	$0.4

(1)
These other comprehensive income components are included in the computation of net periodic benefit income (expense).
        See Note 11 to the unaudited condensed consolidated financial statements for additional details.

14. INCOME TAXES

Our effective income tax rate for the three month period ended March 31, 2014 was 42.1 percent, compared to a negative 39.5 percent for the three month period ended March 31, 2013. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete items for each respective period. The effective income tax rate for the three month period ended March 31, 2014 was higher than the United States statutory federal income tax rate primarily due to the favorable impact of changes in uncertain tax positions ($3.6 million for the three months ended March 31, 2014). The change in uncertain tax positions was recorded as a discrete item and increased the tax benefit recorded on the loss in earnings before tax for the three months ended March 31, 2014. The negative effective tax rate for the three month period ended March 31, 2013 was primarily due to income tax expense on the gain attributable to the acquisition of the remaining 50 percent interest in PHH that we did not previously own and the impact of state income taxes, both resulting from the Merger. These items were recorded as discrete tax items for the three months ended March 31, 2013.

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall's future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of March 31, 2014, our future commitment under the take-or-pay arrangement approximates $205.3 million in the aggregate, with purchases during the three months ended March 31, 2014 totaling $6.2 million.

RS Cogen is a variable interest entity under GAAP. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. We have recorded our investment in RS Cogen in other assets in the accompanying unaudited condensed consolidated balance sheets and our share of investee earnings in cost of goods sold in the unaudited condensed consolidated statements of operations.

The following table summarizes our maximum exposure to loss associated with RS Cogen as of March 31, 2014.

(In millions)
Investment in and net advances to RS Cogen	$10.3
Supply contracts	40.1

Maximum exposure to loss	$50.4

We produce chlorine, caustic soda, hydrogen, HCL and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. ("TCI"), a joint venture in which we own a 60 percent interest and consolidate in our financial statements. A reconciliation of our minority partner's ownership, reported as noncontrolling interest follows:

(In millions)
Noncontrolling interest at January 1, 2014	$119.4
Net income attributable to noncontrolling interest	1.0
Other comprehensive loss attributable to noncontrolling interest	(3.6)

Noncontrolling interest at March 31, 2014	$116.8

16. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from January 28, 2013, the closing date of the Merger. Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating loss to consolidated net loss before income taxes for the three month periods ended March 31, 2014 and 2013 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended March 31, 2014
Net sales	$682.2	$154.7	$156.8	$-	$993.7
Intersegment revenues	51.8	-	-	(51.8)	-

Total net sales	$734.0	154.7	156.8	(51.8)	$993.7

Operating income (loss)	$23.3	(10.8)	4.5	(17.4)	$(0.4)
Interest expense, net					(18.3)
Foreign exchange gain					0.4

Loss before income taxes					$(18.3)

Three Months Ended March 31, 2013
Net sales	$614.5	$162.2	$284.5	$-	$1,061.2
Intersegment revenues	58.5	-	-	(58.5)	-

Total net sales	$673.0	162.2	284.5	(58.5)	$1,061.2

Operating income (loss)	$91.3	(13.8)	13.0	(19.3)	$71.2
Interest expense, net					(18.3)
Loss on redemption and other debt costs					(78.5)
Gain on acquisition of controlling interest					23.5
Foreign exchange gain					0.1

Loss before income taxes					$(2.0)

17. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100 percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Spinco and the Term Loan credit agreement under which Spinco is the borrower, as described in Note 8 to the condensed consolidated financial statements, are guaranteed by each of Axiall Corporation's 100 percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under Spinco's 4.625 Notes and the Term Loan credit agreement.

As of March 31, 2014, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of December 31, 2013, payment obligations under the indenture for the 4.625 Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100 percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the Guarantor Subsidiaries are full, unconditional and joint and several. Except with respect to certain subordination requirements relating to a non-guarantor subsidiary of the Company loaning funds to the Company or a Guarantor Subsidiary, there are no restrictions on the ability of Axiall Corporation, Spinco or any Guarantor Subsidiary to obtain funds from any of Axiall's direct or indirect 100 percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the supplemental guarantor financial statements reflect investments in 100 percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non-Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present the (i) condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, (ii) condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and (iii) condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (excluding Spinco), the Guarantor Subsidiaries (including Spinco and which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries. The Company acquired PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (the "Eagle Guarantors") and Spinco in connection with the consummation of the Transactions on January 28, 2013. The Eagle Guarantors are included in the Guarantor Subsidiary column of the following supplemental condensed consolidating balance sheet as of March 31, 2014 and December 31, 2013, the supplemental condensed consolidating statement of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and the supplemental condensed consolidating statement of cash flows for the three months ended March 31, 2014 and 2013. However, for the three months ended March 31, 2013, the Eagle Guarantors were only included in the supplemental condensed consolidating statement of operations and comprehensive income (loss) and supplemental condensed consolidating statement of cash flows as of and from January 28, 2013 and, accordingly, the information for these periods may be of limited relevance.

AXIALL CORPORATION
Supplemental Condensed Consolidating Balance Sheet
March 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets
Cash and cash equivalents	$-	$-	$48.6	$48.6	$37.9	$-	$86.5
Receivables, net of allowance for doubtful accounts	128.0	-	467.4	451.9	83.7	(133.9)	529.7
Inventories	-	-	326.7	326.7	116.7	-	443.4
Prepaid expenses and other	0.8	-	24.8	24.8	9.5	(0.2)	34.9
Deferred income taxes	-	-	23.2	23.2	-	(2.7)	20.5

Total current assets	128.8	-	890.7	875.2	247.8	(136.8)	1,115.0
Property, plant and equipment, net	10.8	-	1,311.3	1,311.3	323.9	-	1,646.0
Long-term receivables—affiliates	1,312.3	-	-	-	-	(1,312.3)	-
Goodwill	-	-	1,495.6	1,495.6	259.6	-	1,755.2
Customer relationships, net	-	-	921.8	921.8	159.8	-	1,081.6
Other intangible assets, net	-	-	71.3	71.3	0.3	-	71.6
Other assets, net	12.4	12.8	67.7	80.5	10.6	-	103.5
Investment in subsidiaries	1,757.3	2,877.9	309.5	309.5	-	(2,066.8)	-

Total assets	$3,221.6	$2,890.7	$5,067.9	$5,065.2	$1,002.0	$(3,515.9)	$5,772.9

Liabilities and Equity
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	16.0	143.2	287.4	415.0	42.1	(133.9)	339.2
Interest payable	8.5	4.2	-	4.2	-	-	12.7
Income taxes payable	-	-	0.2	0.2	3.9	(0.2)	3.9
Accrued compensation	-	-	16.9	16.9	8.8	-	25.7
Other accrued current liabilities	23.2	-	71.2	71.2	36.2	(2.7)	127.9

Total current liabilities	47.7	150.2	375.7	510.3	91.0	(136.8)	512.2
Long-term debt excluding current portion of long-term debt	450.0	879.3	-	879.3	-	-	1,329.3
Long-term payables—affiliates	-	900.0	-	900.0	412.3	(1,312.3)	-
Lease financing obligation	-	-	-	-	100.6	-	100.6
Deferred income taxes	25.2	-	780.4	780.4	41.8	-	847.4
Pension and other post-retirement benefits	3.4	-	113.7	113.7	8.8	-	125.9
Other non-current liabilities	120.6	-	123.9	123.9	13.0	(91.5)	166.0

Total liabilities	646.9	1,929.5	1,393.7	3,307.6	667.5	(1,540.6)	3,081.4
Equity
Total Axiall stockholders' equity	2,574.7	961.2	3,674.2	1,757.6	217.7	(1,975.3)	2,574.7
Noncontrolling interest	-	-	-	-	116.8	-	116.8

Total equity	2,574.7	961.2	3,674.2	1,757.6	334.5	(1,975.3)	2,691.5

Total liabilities and equity	$3,221.6	$2,890.7	$5,067.9	$5,065.2	$1,002.0	$(3,515.9)	$5,772.9

 AXIALL CORPORATION
Supplemental Condensed Consolidating Balance Sheet
December 31, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$76.9	$76.9	$89.6	$-	$166.5
Receivables, net of allowance for doubtful accounts	162.5	-	482.2	478.7	73.3	(165.7)	548.8
Inventories	-	-	310.5	310.5	93.1	-	403.6
Prepaid expenses and other	1.3	-	26.1	26.1	4.2	-	31.6
Deferred income taxes	-	-	20.5	20.5	0.2	(2.7)	18.0

Total current assets	163.8	-	916.2	912.7	260.4	(168.4)	1,168.5
Property, plant and equipment, net	9.8	-	1,325.6	1,325.6	323.3	-	1,658.7
Long-term receivables—affiliates	1,328.6	-	-	-	-	(1,328.6)	-
Goodwill	-	-	1,496.6	1,496.6	266.6	-	1,763.2
Customer relationships, net	-	-	935.2	935.2	166.6	-	1,101.8
Other intangible assets, net	-	-	72.9	72.9	-	-	72.9
Other assets, net	12.2	13.2	71.7	84.9	15.0	-	112.1
Investment in subsidiaries	1,747.7	2,950.8	312.9	312.9	-	(2,060.6)	-

Total assets	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

Liabilities and Equity
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	16.8	119.6	319.6	435.7	26.9	(165.7)	313.7
Interest payable	3.1	12.3	-	12.3	-	-	15.4
Income taxes payable	-	-	12.2	12.2	4.9	-	17.1
Accrued compensation	0.5	-	49.6	49.6	11.4	-	61.5
Other accrued current liabilities	12.9	-	86.5	86.5	35.9	(2.7)	132.6

Total current liabilities	33.3	134.7	467.9	599.1	79.1	(168.4)	543.1
Long-term debt excluding current portion of long-term debt	450.0	880.0	-	880.0	-	-	1,330.0
Lease financing obligation	-	-	-	-	104.7	-	104.7
Long-term payables—affiliates	-	900.0	-	900.0	428.6	(1,328.6)	-
Deferred income taxes	31.0	-	790.9	790.9	43.6	-	865.5
Pension and other post retirement benefits	13.7	-	107.0	107.0	9.1	-	129.8
Other non-current liabilities	125.2	-	116.4	116.4	20.9	(86.7)	175.8

Total liabilities	653.2	1,914.7	1,482.2	3,393.4	686.0	(1,583.7)	3,148.9
Equity
Total Axiall stockholders' equity	2,608.9	1,049.3	3,648.9	1,747.4	226.5	(1,973.9)	2,608.9
Noncontrolling interest	-	-	-	-	119.4	-	119.4

Total equity	2,608.9	1,049.3	3,648.9	1,747.4	345.9	(1,973.9)	2,728.3

Total liabilities and equity	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$903.7	$905.6	$143.4	$(55.3)	$993.7
Operating costs and expenses:
Cost of sales	-	-	843.4	845.3	123.3	(55.3)	913.3
Selling, general and administrative expenses	10.9	-	42.8	42.8	19.9	-	73.6
Transaction-related costs and other, net	4.6	-	1.4	1.4	0.6	-	6.6
Long-lived asset impairment charges, net	-	-	0.4	0.4	0.2	-	0.6

Total operating costs and expenses	15.5	-	888.0	889.9	144.0	(55.3)	994.1

Operating income (loss)	(15.5)	-	15.7	15.7	(0.6)	-	(0.4)
Other income (expense):
Interest income (expense), net	7.8	(21.4)	0.6	(20.9)	(5.2)	-	(18.3)
Foreign exchange gain (loss)	(0.1)	-	(0.1)	-	0.5	-	0.4
Equity in income (loss) of subsidiaries	(6.1)	(28.3)	3.0	3.0	-	3.1	-

Income (loss) before income taxes	(13.9)	(49.7)	19.2	(2.2)	(5.3)	3.1	(18.3)
Provision for (benefit from) income taxes	(2.3)	(6.2)	2.0	(4.2)	(1.2)	-	(7.7)

Consolidated net income (loss)	(11.6)	(43.5)	17.2	2.0	(4.1)	3.1	(10.6)
Less net income attributable to noncontrolling interest	-	-	-	-	1.0	-	1.0

Net income (loss) attributable to Axiall	$(11.6)	$(43.5)	$17.2	$2.0	$(5.1)	$3.1	$(11.6)

Comprehensive income (loss) attributable to Axiall	$(24.9)	$(88.1)	$(26.6)	$(41.8)	$(9.8)	$51.6	$(24.9)

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$970.0	$971.7	$135.6	$(46.1)	$1,061.2
Operating costs and expenses:
Cost of sales	-	-	832.4	834.9	120.2	(46.1)	909.0
Selling, general and administrative expenses	8.2	-	42.5	41.7	18.4	-	68.3
Transaction-related costs and other, net	9.1	-	0.7	0.7	0.3	-	10.1
Long-lived asset impairment charges, net	-	-	2.6	2.6	-	-	2.6

Total operating costs and expenses	17.3	-	878.2	879.9	138.9	(46.1)	990.0

Operating income (loss)	(17.3)	-	91.8	91.8	(3.3)	-	71.2
Other income (expense):
Interest income (expense), net	(16.5)	(8.0)	11.9	3.8	(5.6)	-	(18.3)
Loss on redemption and other debt costs	(66.1)	(12.4)	-	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	23.5	23.5	-	-	23.5
Foreign exchange gain	(0.1)	-	-	-	0.2	-	0.1
Equity in income of subsidiaries	66.0	24.5	2.4	2.4	-	(68.4)	-

Income (loss) before income taxes	(34.0)	4.1	129.6	109.1	(8.7)	(68.4)	(2.0)
Provision for (benefit from) income taxes	(30.5)	(6.2)	40.1	33.9	(2.6)	-	0.8

Consolidated net income (loss)	(3.5)	10.3	89.5	75.2	(6.1)	(68.4)	(2.8)
Less net income attributable to noncontrolling interest	-	-	-	-	0.7	-	0.7

Net income (loss) attributable to Axiall	$(3.5)	$10.3	$89.5	$75.2	$(6.8)	$(68.4)	$(3.5)

Comprehensive income (loss) attributable to Axiall	$(11.2)	$-	$89.1	$89.1	$(9.2)	$(79.9)	$(11.2)

The above table reflects the correction of an error related to the allocation of the provision for (benefit from) income taxes between our Parent Company and Guarantor Subsidiaries, including Eagle Spinco Inc.

During the three months ended March 31, 2013, the Company incorrectly reflected transactions between the Parent Company and the Guarantor Subsidiaries in the Supplemental Condensed Consolidating Financial Statements which did not impact the consolidated results. As of and for the three months ended March 31, 2013, this resulted in an overstatement of the Guarantor Subsidiaries' equity, receivables and net income by approximately $17.8 million. These corrections had no impact to the company's consolidated net income attributable to Axiall, earnings per share or retained earnings.

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$13.0	$0.7	$5.9	$6.6	$(41.4)	$-	$(21.8)

Cash flows from investing activities:
Capital expenditures	(1.8)	-	(34.2)	(34.2)	(7.0)	-	(43.0)
Proceeds from sale of assets	-	-	-	-	0.1	-	0.1

Net cash used in investing activities	(1.8)	-	(34.2)	(34.2)	(6.9)	-	(42.9)
Cash flows from financing activities:
Long-term debt payments	-	(0.7)	-	(0.7)	-	-	(0.7)
Dividends paid	(11.2)	-	-	-	-	-	(11.2)

Net cash used in financing activities	(11.2)	(0.7)	-	(0.7)	-	-	(11.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(3.4)	-	(3.4)

Net change in cash and cash equivalents	-	-	(28.3)	(28.3)	(51.7)	-	(80.0)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$48.6	$48.6	$37.9	$-	$86.5

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash used in operating activities	$(75.0)	$108.3	$(109.1)	$(0.8)	$(29.0)	$-	$(104.8)

Cash flows from investing activities:
Capital expenditures	-	-	(13.7)	(13.7)	(2.7)	-	(16.4)
Cash acquired in acquisition	-	-	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	-	-	(13.7)	(13.7)	24.0	-	10.3
Cash flows from financing activities:
Borrowings on ABL revolver	222.7	-	-	-	-	-	222.7
Repayments on ABL revolver	(83.7)	-	-	-	-	-	(83.7)
Issuance of long-term debt	450.0	-	-	-	-	-	450.0
Long-term debt payments	(450.0)	(79.7)	-	(79.7)	-	-	(529.7)
Fees paid related to financing activities	(64.1)	(28.6)	-	(28.6)	(1.7)	-	(94.4)
Stock compensation plan activity	0.1	-	-	-	-	-	0.1

Net cash provided by (used in) financing activities	75.0	(108.3)	-	(108.3)	(1.7)	-	(35.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(1.6)	-	(1.6)

Net change in cash and cash equivalents	-	-	(122.8)	(122.8)	(8.3)	-	(131.1)
Cash and cash equivalents at beginning of period	-	-	131.4	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$-	$8.6	$8.6	$60.6	$-	$69.2

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

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions that resulted in our acquisition, of substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the company (the "Merger") and the related financings (collectively, the "Transactions"). The operations of the Merged Business are included in our financial results from January 28, 2013, the closing date of the Merger.

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

We expect to continue incurring significant costs in connection with the Merger. These costs are expected to include costs to attain synergies including plant reliability improvement initiatives, transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, which management believes are necessary to realize approximately $140.0 million of anticipated annualized cost synergies within two years from the consummation of the Merger. We estimate these expected costs to total $55.0 million in the aggregate, a portion of which may be capitalized. During the year ended December 31, 2013, we incurred $24.8 million of the estimated costs to attain Merger-related synergies. During the three months ended March 31, 2014, we incurred $4.6 million of the estimated $55.0 million in costs to attain Merger-related synergies, of which $2.4 million is included in cost of sales and $2.2 million is included in transaction-related costs and other, net in our unaudited condensed consolidated statements of income. We expect that substantially all remaining costs to attain Merger-related synergies will be incurred during the year ending December 31, 2014. During the three months ended March 31, 2013, we incurred $0.7 million of the estimated $55.0 million costs to attain Merger-related synergies.

Consolidated Overview

For the three months ended March 31, 2014, net sales totaled $993.7 million, a decrease of 6 percent compared to $1,061.2 million for the three months ended March 31, 2013. Operating loss was $0.4 million for the three months ended March 31, 2014, as compared to $71.2 million of operating income for the three months ended March 31, 2013. Adjusted EBITDA was $67.6 million for the three months ended March 31, 2014 compared to $133.4 million for the three months ended March 31, 2013. In addition, the company reported net loss attributable to Axiall of $11.6 million, or $0.17 loss per diluted share for the three months ended March 31, 2014, compared to net loss attributable to Axiall of

$3.5 million, or $0.06 loss per diluted share for the three months ended March 31, 2013. The company reported Adjusted Net Loss of $5.3 million, and Adjusted Loss Per Share of $0.08 for the three months ended March 31, 2014, compared to Adjusted Net Income of $45.1 million, and Adjusted Earnings Per Share of $0.75 for the three months ended March 31, 2013. See Reconciliation of Non-GAAP Financial Measures of this Quarterly Report on Form 10-Q.

The decrease in net sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to: (1) a 45 percent decrease in the net sales of our aromatics segment, which was due to decreased domestic demand for cumene and decreased export opportunities for phenol; and (2) lower sales volumes in our chlorovinyls segment, primarily due to the impact of the December 2013 fire at our PHH vinyl chloride monomer ("VCM") manufacturing facility, and due to operational and logistical issues caused by severe winter weather experienced during the three months ended March 31, 2014, which impacted the operating rates in our chemical business and delayed the seasonal ramp-up in our building products business. The decrease in net sales also is attributable in part to a 5 percent decrease in the net sales of our building products segment, which was due to a weaker Canadian dollar and a decrease in Canadian sales volume. The decrease in operating income to an operating loss, the decrease in Adjusted EBITDA, the decrease in Adjusted Net Income to an Adjusted Net Loss, and the increase in net loss attributable to Axiall, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to a significant increase in our cost of natural gas, and operational and logistical issues, all caused by severe winter weather, as well as increased maintenance costs and a lower electro-chemical unit ("ECU") value, as well as lower operating rates, primarily as a result of the December 2013 fire at our PHH VCM manufacturing facility.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were as follows:

•      Net sales totaled $682.2 million and $614.5 million for the three months ended March 31, 2014 and 2013, respectively, increasing approximately 11 percent, principally due to the inclusion of three months of sales results from the Merged Business for the quarter ended March 31, 2014, versus only two months for the quarter ended March 31, 2013, partially offset by lower operating rates that were primarily due to the December 2013 fire at our PHH VCM manufacturing facility, and due to operational and logistical issues caused by severe winter weather.

•      Operating income and Adjusted EBITDA decreased to $23.3 million and $76.2 million, respectively, during the three months ended March 31, 2014 versus operating income and Adjusted EBITDA of $91.3 million and $134.2 million, respectively, for the comparable period in the prior year. The decrease was principally due to higher cost of sales during the three months ended March 31, 2014, driven primarily by an increase in our natural gas costs, which was due to severe winter weather, as were various operational and logistical issues that negatively impacted operating income. IHS, Inc. ("IHS") reported a 45 percent increase in natural gas prices for the three months ended March 31, 2014 in its publication dated April 1, 2014. Increased maintenance costs and lower ECU values also contributed to the reduction in operating income and Adjusted EBITDA, as did lower operating rates that were primarily due to the December 2013 fire at our PHH VCM manufacturing facility.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were as follows:

•      Net sales totaled $154.7 million and $162.2 million for the three months ended March 31, 2014 and 2013, respectively, decreasing approximately 5 percent, primarily due to the impact of a weaker Canadian dollar, coupled with a decline in Canadian sales volumes driven by severe winter weather conditions partially offset by higher sales volumes in the United States. On a constant currency basis, net sales for the three months ended March 31, 2014 decreased 1 percent.

•      For the three months ended March 31, 2014, our building products segment's geographical sales to the United States and Canada were 59 percent and 40 percent respectively, compared with 52 percent and 47 percent for the three months ended March 31, 2013.

•      Operating loss was $10.8 million and Adjusted EBITDA was nil for the three months ended March 31, 2014 compared to operating loss and Adjusted EBITDA of $13.8 million and negative $2.6 million, respectively, for the three months ended March 31, 2013. The decrease in operating loss and improvement in Adjusted EBITDA was primarily a result of higher gross margin stemming from improved conversion costs, and reduced general and administrative expenses.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were as follows:

•      Net sales were $156.8 million and $284.5 million for the three months ended March 31, 2014 and 2013, respectively, decreasing 45 percent in the aggregate and reflecting a 47 percent decrease in cumene sales volume and a 32 percent decrease in phenol and acetone sales volumes, while sales prices remained flat. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us under contracts, and instead purchasing cumene on the spot market from a more diversified group of suppliers. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

•      Operating income and Adjusted EBITDA were $4.5 million and $4.9 million, respectively, for the three months ended March 31, 2014 compared to operating income and Adjusted EBITDA of $13.0 million and $13.3 million, respectively, for the comparable period in the prior year. The decreases in operating income and Adjusted EBITDA were primarily the result of the decline in sales volumes as discussed in the preceding paragraph.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three month periods ended March 31, 2014 and 2013, and the percentage of net sales of each line item for the three month periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2014			2013
Net sales	$993.7	100.0%		$1,061.2	100.0%
Cost of sales	913.3	91.9%		909.0	85.7%

Gross margin	80.4	8.1%		152.2	14.3%
Selling, general and administrative expenses	73.6	7.4%		68.3	6.4%
Transaction-related costs and other, net	6.6	0.7%		10.1	1.0%
Long-lived asset impairment charges, net	0.6	0.1%		2.6	0.2%

Operating income (loss)	(0.4)	-%		71.2	6.7%
Interest expense, net	(18.3)	(1.8%	)	(18.3)	(1.7%	)
Loss on redemption and other debt costs	-	-%		(78.5)	(7.4%	)
Gain on acquisition of controlling interest	-	-%		23.5	2.2%
Foreign exchange gain	0.4	-%		0.1	-%

Loss before income taxes	(18.3)	(1.8%	)	(2.0)	(0.2%	)
Less provision for (benefit from) income taxes	(7.7)	(0.8%	)	0.8	0.1%

Consolidated net loss	(10.6)	(1.1%	)	(2.8)	(0.3%	)
Less net income attributable to noncontrolling interest	1.0	0.1%		0.7	0.1%

Net loss attributable to Axiall	$(11.6)	(1.2%	)	$(3.5)	(0.3%	)

The following table sets forth certain financial data, by reportable segment, for each of the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in millions)	2014		2013
Sales
Chlorovinyls products	$682.2	68.6%	$614.5	57.9%
Building products	154.7	15.6%	162.2	15.3%
Aromatics products	156.8	15.8%	284.5	26.8%

Net sales	$993.7	100.0%	$1,061.2	100.0%

Operating income (loss)
Chlorovinyls products	$23.3		$91.3
Building products	(10.8)		(13.8)
Aromatics products	4.5		13.0
Unallocated corporate	(17.4)		(19.3)

Total operating income (loss)	$(0.4)		$71.2

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Consolidated Results

Net sales.    For the three months ended March 31, 2014, net sales totaled $993.7 million, a decrease of 6 percent compared to $1,061.2 million for the comparable three months ended March 31, 2013. The net sales decrease was primarily attributable to: (1) lower sales volumes in our aromatics segment due to decreased domestic demand for cumene and decreased export opportunities for phenol, both of which were attributable primarily to significant recent additions of phenol production capacity in Asia; and (2) lower sales volumes in our chlorovinyls segment, primarily due to the impact of the December 2013 fire at our PHH VCM manufacturing facility, and due to operational and logistical issues caused by severe winter weather. The decrease in net sales is also attributable, in part, to a 5 percent decrease in the net sales of our building products segment, which was due to a weaker Canadian dollar and a decrease in Canadian sales volume during the three months ended March 31, 2014. The reduction in sales was partially offset by the inclusion of three months of sales results from the Merged Business in our chlorovinyls segment for the quarter ended March 31, 2014 versus only two months for the quarter ended March 31, 2013, as well as higher sales volumes for our building products in the United States compared to the three months ended March 31, 2013.

Gross margin percentage.    Total gross margin percentage decreased to 8 percent for the three months ended March 31, 2014 from 14 percent for the three months ended March 31, 2013. This decrease was principally due to a higher cost of sales during the three months ended March 31, 2014, versus the comparable period in 2013, driven by higher energy and maintenance costs, lower ECU values and lower operating rates, primarily as a result of the December 2013 fire at our PHH VCM manufacturing plant. IHS reported that natural gas prices increased 45 percent for the three months ended March 31, 2014 as compared to the prior year, in its publication dated April 1, 2014. In 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $10.2 million in fair value inventory purchase accounting adjustment related to the Transactions.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $73.6 million for the three months ended March 31, 2014, an increase of 8 percent from $68.3 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses was primarily due to the increase in amortization expense as well as other expenses, resulting from the inclusion of three months of expenses from the Merged Business during the quarter ended March 31, 2014 versus only two months for the quarter ended March 31, 2013.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 35 percent to $6.6 million during the three months ended March 31, 2014 from $10.1 million during the three months ended March 31, 2013. The $3.5 million decrease was primarily due to lower integration costs during the three months ended March 31, 2014, versus the three months ended March 31, 2013.

Long lived asset impairment charges, net.    Long lived asset impairment charges totaled $0.6 million for the three months ended March 31, 2014, due to the write-down of impaired assets in the building products segment. In the three months ended March 31, 2013, we experienced long-lived asset impairment charges, net of $2.6 million related to the write-down of a property held for sale in our building products segment.

Operating income (loss).    Operating loss was $0.4 million for the three months ended March 31, 2014 compared to an operating income of $71.2 million for the three months ended March 31, 2013, as a result of the reasons described above and in the discussion for each segment set forth below.

Interest expense, net.    Interest expense, net, remained flat at $18.3 million for both the three month periods ended March 31, 2014 and 2013. While our average principal outstanding debt balances were higher during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, the increase in interest expense due to higher average debt balances was offset by lower interest rates on those outstanding balances.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost resulted from the financing of the Transactions and financing fees associated with the retirement of our 9 percent notes in 2013, which included a $55.4 million make-whole payment. There were no similar transactions or refinancing activities during the three months ended March 31, 2014.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest of PHH that we did not previously own. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. During the three months ended March 31, 2013, we recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH held before the Merger in accordance with GAAP. As of December 31, 2013, the gain on acquisition of controlling interest was finalized as $25.9 million. We had no such gain during the three months ended March 31, 2014.

Foreign exchange gain.    Foreign exchange gain totaled $0.4 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively. The increase in foreign exchange gain is primarily due to the strengthening of the United States dollar against other currencies in which we conduct our businesses, primarily the Canadian dollar.

Provision for income taxes. The benefit for income taxes was $7.7 million for the three months ended March 31, 2014, compared with a provision for income taxes of $0.8 million for the three months ended March 31, 2013. The income tax benefit in 2014 was primarily due to a loss in earnings before taxes during the three months ended March 31, 2014.

Our effective income tax rates for the three months ended March 31, 2014 and 2013 were 42.1 percent and negative 39.5 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to the favorable impact of changes in uncertain tax positions of $3.6 million in the three months ended March 31, 2014. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to income tax expense on the gain attributable to the acquisition of the remaining 50 percent ownership interest in PHH that we did not previously own, and the impact of state income taxes due to the Merger.

Chlorovinyls Segment

Net sales.    Net sales totaled $682.2 million for the three months ended March 31, 2014, an increase of 11 percent versus net sales of $614.5 million for the comparable three month period in 2013. Our overall net sales increase was primarily due to the inclusion of three months of sales results from the Merged Business for the quarter ended March 31, 2014 versus two months for the quarter ended March 31, 2013, offset by lower operating rates, primarily as a result of the December 2013 fire at our PHH VCM manufacturing plant and also by operational and logistics issues caused by severe winter weather.

Operating income.    Operating income decreased by $68.0 million to $23.3 million for the three months ended March 31, 2014 from $91.3 million for the three months ended March 31, 2013. The decrease was principally due to higher cost of sales during the three months ended March 31, 2014, driven by higher natural gas costs which was due to severe winter weather, as were various operational and logistical issues that negatively impacted operating income. IHS reported that industry natural gas prices increased 45 percent for the three months ended March 31, 2014, as reported in its publication dated April 1, 2014. Increased maintenance costs and lower ECU values also contributed to the lower operating income, as did lower operating rates. Operating rates were lower in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 primarily due to the impact of the December 2013 fire at our PHH VCM manufacturing plant. Operations at the PHH VCM manufacturing plant resumed in April 2014. In addition, operating income was impacted by $3.3 million of costs to attain Merger-related synergies which includes plant reliability improvement initiatives during the three months ended March 31, 2014. The Adjusted EBITDA decrease of $58.0 million to $76.2 million for the three months ended March 31, 2014 from $134.2 million for the three months ended March 31, 2013 was predominantly due to higher natural gas and maintenance costs, lower ECU values and lower operating rates, primarily as a result of the December 2013 fire at our PHH VCM manufacturing plant, partially offset by the Adjusted EBITDA contributed by the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $154.7 million for the three months ended March 31, 2014, decreasing 5 percent versus $162.2 million for the comparable three month period in 2013. On a constant currency basis, net sales decreased only 1 percent. The net sales decrease was primarily due to the impact of a weaker Canadian dollar coupled with a 3 percent decline in Canadian sales volume driven by severe winter weather, partially offset by 13 percent higher sales volume in the United States. For the three months ended March 31, 2014, our building products segment's geographical sales to the United States and Canada were 59 percent and 40 percent respectively, compared with 52 percent and 47 percent for the three months ended March 31, 2013.

Operating Loss.    Operating loss was $10.8 million for the three months ended March 31, 2014, compared to operating loss of $13.8 million for the three months ended March 31, 2013. Adjusted EBITDA increased to nil for the three months ended March 31, 2014 compared to an Adjusted EBITDA of negative $2.6 million for the three months ended March 31, 2013. The $3.0 million and $2.6 million increase in operating results and adjusted EBITDA, respectively, was primarily driven by higher gross margin, primarily due to improved conversion costs and lower selling, general and administrative expenses.

Aromatics Segment

Net Sales.    Net sales were $156.8 million for the three months ended March 31, 2014, a decrease of 45 percent versus $284.5 million for the comparable three month period in 2013. The net sales decrease primarily resulted from a 47 percent decrease in cumene sales volume and a 32 percent decrease in phenol and acetone sales volumes, while overall sales prices remained flat. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors also are primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us under contracts, and instead purchasing cumene on the spot market from a more diversified group of suppliers. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

Operating income.    Operating income was $4.5 million and $13.0 million for the three months ended March 31, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the three months ended March 31, 2014, versus the comparable three months ended March 31, 2013 and were lower than the industry operating rates for the three months ended March 31, 2014, as reported in the March 2014 Chemical Data Inc. publication. The $8.5 million decrease in operating income and our lower operating rates were due primarily to the overall weakening of the domestic and international aromatics markets. The Adjusted EBITDA decrease of $8.4 million to $4.9 million for the three months ending March 31, 2014 from $13.3 million for the three months ending March 31, 2013 was principally due to lower domestic and export sales volumes, which were a result of the factors discussed in the preceding paragraph.

Liquidity and Capital Resources

Operating Activities.    For the three months ended March 31, 2014 and 2013 net cash used in operating activities was $21.8 million and $104.8 million, respectively. Total working capital used in operations for the three month periods ended March 31, 2014 and 2013 was $64.2 million and $211.1 million, respectively. The decrease in working capital used during the first three months of 2014 as compared to the first three months of 2013 was primarily attributable to a decrease of $42.9 million in cash flows used for inventory and a $98.4 million decrease in working capital used by receivables due to lower net sales in 2014 versus 2013. As of March 31, 2014, net working capital was $602.8 million.

Investing Activities.    For the three months ended March 31, 2014, net cash used in investing activities was $42.9 million as compared to net cash provided by investing activities of $10.3 million for the three months ended March 31, 2013. In the three months ended March 31, 2014, cash used for capital expenditures was $43.0 million, compared to $16.4 million of capital expenditures in the comparative three month period of the prior year, which was offset by $26.7 million in cash acquired in the Merger.

Financing Activities.    For the three months ended March 31, 2014, net cash used in financing activities was $11.9 million as compared to net cash used in financing activities of $35.0 million during the three months ended March 31, 2013. During the three months ended March 31, 2013, our financing activities included (1) the acquisition of $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco, Inc. ("Spinco") due 2021 (the "4.625 Notes") and $279 million of borrowings under Spinco's term loan facility (the "Term Loan") in connection with the Transactions and (2) the tender offer for, and redemption of, our outstanding 9 percent senior secured notes due 2017 (the "9 percent notes") with the proceeds from the issuance of $450 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes").

ABL Revolver

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.00 million of revolving credit. The ABL Credit Agreement contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for three consecutive business days. As of March 31, 2014, we were in compliance with all covenants in our ABL Revolver, the Term Loan agreement and the indentures governing our 4.625 Notes and 4.875 Notes. At March 31, 2014 and December 31, 2013, we had no outstanding balance in our ABL Revolver. Our availability under the ABL Revolver at March 31, 2014 was approximately $418.2 million, net of outstanding letters of credit totaling $81.8 million. During the three months ended March 31, 2014, there were no borrowings under the ABL Revolver. As of March 31, 2014, the applicable rate for future borrowings would have been 1.75 percent to 3.75 percent based on LIBOR or certain United States index rates plus the applicable margin under the ABL Revolver.

Dividends.    On March 4, 2014, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of March 28, 2014 and a payment date of April 10, 2014.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no significant required payments of principal on our outstanding debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Contractual Obligations.    Information related to our contractual obligations as of December 31, 2013 can be found in our 2013 Annual Report on Form 10-K (our "2013 Annual Report") in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our contractual obligations at March 31, 2014 have decreased by approximately 6 percent since December 31, 2013. The decrease from December 31, 2013 is primarily related to a decrease in our raw material feedstocks purchase obligations due to consumption in production during the three months ended March 31, 2014.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with four non-GAAP financial measures: (i) Adjusted Net Income (Loss); (ii) Adjusted Earnings (Loss) Per Share; (iii) Adjusted EBITDA; and (iv) net sales on a constant currency basis.

Adjusted Net Income (Loss) is defined as Net income (loss) attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangibles, and other long-lived asset impairments.

Adjusted Earnings (Loss) Per Share is calculated using Adjusted Net Income (Loss) rather than consolidated net income calculated in accordance with GAAP.

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

Axiall has supplemented the financial statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because investors commonly use financial measures such as Adjusted Net Income and Adjusted Earnings Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of net income pursuant to GAAP, in order to approximate the amount of net income that such a company would have achieved absent those non-recurring, transaction- related charges or benefits. In addition, Axiall has supplemented the Financial Statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because we believe these financial measures will be helpful to investors in approximating what Axiall's net income or loss would have been absent the impact of certain non-recurring, pre-tax charges and benefits related to the Merger, the Company's issuance of its 4.875 Notes and the tender offer for, and related redemption of, its 9 percent notes. Axiall has supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

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

Adjusted Earnings (Loss) Per Share, Adjusted Net Income (Loss), Adjusted EBITDA and Net Sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income, GAAP diluted earnings per share or Net Sales, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted Net Income (Loss), Adjusted Earnings (Loss) Per Share, Adjusted EBITDA and Net Sales on a constant currency basis, may be different from the calculation used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings (Loss) Per Share Reconciliation

	Three Months Ended March 31,
	2014	2013
Diluted loss per share attributable to Axiall	$(0.17)	$(0.06)
Earnings per share related to adjustments between net loss attributable to Axiall and Adjusted Net Income (Loss)	0.09	0.81

Adjusted Earnings (Loss) Per Share	$(0.08)	$0.75

Adjusted Net Income (Loss) Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Net loss attributable to Axiall	$(11.6)	$(3.5)
Pretax charges (benefits):
Fair value of inventory – purchase accounting	-	10.2
Merger-related and other, net	4.5	9.4
Costs to attain Merger-related synergies	4.6	0.7
Long-lived asset impairment charges, net	0.6	2.6
Gain on acquisition of controlling interests	-	(23.5)
Loss on redemption and other debt costs	-	78.5

Total pretax charges	9.7	77.9
Provision for taxes related to these items	3.4	29.3

After tax effect of above items	6.3	48.6

Adjusted Net Income (Loss)	$(5.3)	$45.1

Diluted loss per share attributable to Axiall	$(0.17)	$(0.06)

Adjusted Earnings (Loss) Per Share	$(0.08)	$0.75

Adjusted EBITDA	$67.6	$133.4

Adjusted EBITDA Reconciliations

Three Months Ended March 31, 2014
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$76.2		$-	$4.9	$(13.5)	$67.6
Costs to attain Merger-related synergies	(3.3)	(a)	-	-	(1.3)	(4.6)
Long-lived asset impairment charges, net	-		(0.6)	-	-	(0.6)
Depreciation and amortization	(49.6)		(8.7)	(0.4)	(2.0)	(60.7)
Interest expense, net	-		-	-	(18.3)	(18.3)
Provision for income taxes	-		-	-	7.7	7.7
Other	-		(1.1)	-	(0.6)	(1.7)	&zwsp; (b)

Consolidated net income (loss) (c)	$23.3		$(10.4)	$4.5	$(28.0)	$(10.6)

(a) Includes $2.4 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b) Includes $4.5 million Merger-related and other, net, partially offset by $1.1 million for debt issuance cost amortization and $1.7 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended March 31, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net		Total
Adjusted EBITDA	$134.2		$(2.6)	$13.3	$(11.5)		$133.4
Costs to attain Merger-related synergies	(0.7)		-	-	-		(0.7)
Long-lived asset impairment charges, net	-		(2.6)	-	-		(2.6)
Loss on redemption and other debt cost, net	-		-	-	(78.5)		(78.5)
Depreciation and amortization	(31.5)		(8.8)	(0.3)	(1.7)		(42.3)
Interest expense, net	-		-	-	(18.3)		(18.3)
Gain on acquisition of controlling interest	23.5		-	-	-		23.5
Benefit from income taxes	-		-	-	(0.8)		(0.8)
Other	(10.8)	&zwsp; (a)	0.3	-	(6.0)	&zwsp; (b)	(16.5)

Consolidated net income (loss) (c)	$114.7		$(13.7)	$13.0	$(116.8)		$(2.8)

(a) Includes $10.2 million cost of sales fair value inventory purchase accounting adjustment.

(b) Includes $9.1 million Merger-related and other, net, partially offset by $1.8 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Constant Currency Reconciliations

	Three Months Ended March 31,
(In millions)	2014	2013
Building Products net sales	$154.7	$162.2
Impact of currency exchange rates	5.7	-

Building Products constant currency sales	$160.4	$162.2

Outlook

As compared to our first quarter 2014 financial results, we expect our second quarter 2014 results to be influenced by the following:

•
In Chlorovinyls, we expect sales volumes to increase due to the restart of our PHH VCM manufacturing plant, and the end of severe winter weather. We also expect PVC margin expansion, due to PVC price increases and that the PVC margin expansion will partially offset lower ECU values. We also expect improvement in the financial performance of this segment due to modestly lower natural gas prices.

•
In Building Products, we expect higher sales and Adjusted EBITDA due to the normal seasonal increase in North American construction activity.

•
In Aromatics, we see low industry operating rates, low export demand for phenol and low domestic demand for cumene continuing for the second quarter.

North American market prices for both chlorine and caustic soda have declined over the last several quarters. Based on what we observed in the market, we believe ECU values have bottomed or are close to bottoming.

Longer term we believe we are well positioned to benefit from a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will continue to provide a competitive cost advantage to us. We expect this advantage to allow access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the improvement in the United States housing market, both in terms of starts and renovation activity, is in its early stages. We believe an improving housing market should drive building products volumes higher. We expect the combination of these macro-economic and industry trends to increase vinyl demand. In addition, we anticipate that our integration and the breadth of our product offering will position us to take advantage of these factors.

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

  •
  our level of indebtedness and debt service obligations and ability to continue to comply with the covenants in the ABL Revolver, the Term Loan agreement and the indentures governing the 4.875 Notes and the 4.625 Notes;

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

  •
  complications resulting from our multiple enterprise resource planning ("ERP") systems and the implementation of our new ERP systems;

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

In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur. Other unknown or unpredictable factors could also have a material adverse effect on our actual future results, performance or achievements. For a further discussion of these and other risks and uncertainties applicable to us and our business, see the section of this Quarterly Report on Form 10-Q entitled "Risk Factors" and in our subsequent periodic filings with the SEC. As a result of the foregoing, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations, except as required by law.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2014, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2013 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2013 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $63 million and $64 million, respectively, of which approximately $11 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of March 31, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

  •
  As of March 31, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation the Lake Charles, Louisiana facility that we acquired as part of the Merged Business ("the Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of March 31, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

  •
  In April 2012, the EPA issued final regulations to update emissions limits for polyvinyls chloride ("PVC") and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. Based on a preliminary evaluation of the PVC MACT regulation as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to comply with the PVC MACT regulation, we expect that the capital expenditures necessary to comply would be approximately $15 million. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

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

We monitor our estimate for reasonably possible environmental losses on a quarterly basis to determine if any of the reasonably possible loss items have become probable and estimable during the current quarter. It is our policy to accrue expenses for environmental contingencies when management believes the amount of losses are probable and estimable. In addition, when environmental items that were previously reasonably possible become probable and estimable and, therefore, recorded in our condensed consolidated balance sheets and statements of operations, we adjust our environmental reasonably possible exposure range accordingly.

Item 1A.    RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2013 Annual Report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended March 31, 2014:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
January 1 - January 31, 2014	-	$ -
February 1 - February 28, 2014	10,500	$41.15
March 1 - March 31, 2014	634	$42.29

Total	11,134

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS

3.1	Second Amended and Restated Bylaws of Axiall Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 7, 2014, and incorporated herein by reference).
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: May 8, 2014	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2014	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)