Form 10-Q
period 2014-06-30
AXIALL CORP/DE/
filed 2014-08-07
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2014
Common Stock, $0.01 par value	70,181,015

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2014
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$62.7	$166.5
Receivables, net of allowance for doubtful accounts of $5.7 million at June 30, 2014 and $5.5 million at December 31, 2013.	615.6	548.8
Inventories	423.1	403.6
Prepaid expenses and other	28.7	31.6
Deferred income taxes	25.6	18.0

Total current assets	1,155.7	1,168.5
Property, plant and equipment, net	1,663.0	1,658.7
Goodwill	1,763.4	1,763.2
Customer relationships, net	1,069.3	1,101.8
Other intangible assets, net	70.5	72.9
Other assets, net	105.8	112.1

Total assets	$5,827.7	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$16.5	$2.8
Accounts payable	362.7	313.7
Interest payable	15.2	15.4
Income taxes payable	9.2	17.1
Accrued compensation	29.6	61.5
Other accrued current liabilities	117.2	132.6

Total current liabilities	550.4	543.1
Long-term debt, excluding the current portion of long-term debt	1,328.8	1,330.0
Lease financing obligation	102.0	104.7
Deferred income taxes	844.6	865.5
Pensions and other postretirement benefits	122.5	129.8
Other non-current liabilities	166.7	175.8

Total liabilities	3,115.0	3,148.9

Commitments and contingencies

Equity:

Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at June 30, 2014 and December 31, 2013; issued and outstanding: 70,181,015 at June 30, 2014 and 69,890,666 at December 31, 2013.	0.7	0.7
Additional paid-in capital	2,274.6	2,272.6
Retained earnings	262.2	269.3
Accumulated other comprehensive income, net of tax	62.9	66.3

Total Axiall stockholders' equity	2,600.4	2,608.9
Noncontrolling interest	112.3	119.4

Total equity	2,712.7	2,728.3

Total liabilities and equity	$5,827.7	$5,877.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales	$1,236.9	$1,272.8	$2,230.6	$2,334.0
Operating costs and expenses:
Cost of sales	1,090.0	1,062.8	2,003.3	1,971.8
Selling, general and administrative expenses	79.0	76.6	152.6	144.9
Transaction-related costs and other, net	9.4	8.8	16.0	18.9
Long-lived asset impairment charges, net	0.1	-	0.7	2.6

Total operating costs and expenses	1,178.5	1,148.2	2,172.6	2,138.2

Operating income	58.4	124.6	58.0	195.8
Interest expense, net	(19.1)	(19.4)	(37.4)	(37.7)
Loss on redemption and other debt costs	-	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	-	23.5
Foreign exchange gain (loss)	(0.3)	0.3	0.1	0.4

Income before income taxes	39.0	105.5	20.7	103.5
Provision for income taxes	10.9	31.8	3.2	32.6

Consolidated net income	28.1	73.7	17.5	70.9
Less net income attributable to noncontrolling interest	0.9	0.9	1.9	1.6

Net income attributable to Axiall	$27.2	$72.8	$15.6	$69.3

Income per share attributable to Axiall:
Basic	$0.39	$1.04	$0.22	$1.07
Diluted	$0.38	$1.03	$0.22	$1.06

Weighted average common shares outstanding:
Basic	70.0	69.9	70.0	64.6
Diluted	70.6	70.4	70.6	65.1

Dividends per common share	$0.16	$0.08	$0.32	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Consolidated net income	$28.1	$73.7	$17.5	$70.9
Less net income attributable to noncontrolling interest	0.9	0.9	1.9	1.6

Net income attributable to Axiall	27.2	72.8	15.6	69.3

Other comprehensive income (loss):
Foreign currency translation gain (loss)	22.5	(15.0)	(1.9)	(26.6)
Pensions and other postretirement benefit liability adjustments	(2.3)	0.5	(4.8)	1.1
Commodity hedge contracts	(0.1)	-	(0.1)	-
Equity interest in investee's other comprehensive income (loss)	(0.2)	(0.9)	(0.5)	(0.9)

Other comprehensive income (loss), before income taxes	19.9	(15.4)	(7.3)	(26.4)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	7.7	(5.3)	(2.6)	(8.6)

Other comprehensive income (loss), net of tax	12.2	(10.1)	(4.7)	(17.8)
Other comprehensive income (loss), attributable to noncontrolling interest net of tax	2.3	-	(1.3)	-

Other comprehensive income (loss) attributable to Axiall, net of tax	9.9	(10.1)	(3.4)	(17.8)
Comprehensive income, net of income taxes	40.3	63.6	12.8	53.1
Less comprehensive income attributable to noncontrolling interest	3.2	0.9	0.6	1.6

Comprehensive income attributable to Axiall	$37.1	$62.7	$12.2	$51.5

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities:
Consolidated net income	$17.5	$70.9
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	86.8	67.8
Amortization	37.4	32.5
Loss on redemption and other debt costs	-	78.5
Gain on acquisition of controlling interest	-	(23.5)
Long-lived asset impairment charges, net	0.7	2.6
Other non-cash items	9.6	8.1
Deferred income taxes	(24.8)	(10.8)
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(111.0)	(260.9)

Net cash provided by (used in) operating activities	16.2	(34.8)

Cash flows from investing activities:
Capital expenditures	(87.7)	(55.6)
Acquisitions, net of cash acquired	(5.8)	26.7
Proceeds from insurance recoveries and other	1.7	-

Net cash used in investing activities	(91.8)	(28.9)

Cash flows from financing activities:
Borrowings on ABL revolver	148.9	402.5
Repayments on ABL revolver	(135.2)	(297.3)
Issuance of long-term debt	-	450.0
Long-term debt payments	(1.7)	(530.4)
Lease financing obligation payment	(2.3)	-
Make-whole and other fees paid related to financing activities	(0.6)	(95.0)
Dividends paid	(22.6)	(5.6)
Distribution to noncontrolling interest	(7.7)	(13.3)
Excess tax benefits from share-based payment arrangements	2.0	0.7
Stock compensation plan activity	(6.7)	(1.3)

Net cash used in financing activities	(25.9)	(89.7)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(2.6)

Net change in cash and cash equivalents	(103.8)	(156.0)
Cash and cash equivalents at beginning of period	166.5	200.3

Cash and cash equivalents at end of period	$62.7	$44.3

Significant non-cash transactions

On January 28, 2013, we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business" or the "PPG Chemicals Business"), through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger"). The purchase price for these transactions was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements.

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

Our financial condition as of, and our operating results for, the three month and six month periods ended June 30, 2014 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2014 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications are of a normal recurring nature and did not impact the Company's operating income or consolidated net income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and six month periods ended June 30, 2014 from those disclosed in the 2013 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

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

(In millions, except per share data)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net sales	$1,272.8	$2,441.7
Net income attributable to Axiall	$75.5	$66.6
Income per share attributable to Axiall:
Basic	$1.08	$0.95
Diluted	$1.07	$0.95

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand-alone basis is not practicable as the Merged Business is not being operated as a stand-alone business.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2014-12—Compensation—Stock Compensation (Topic 718). Under this Update: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), a performance target that affects vesting, and that could be achieved after the requisite service period, would be treated as a performance condition. GAAP did not address these issues. The Update states that a reporting entity should apply existing guidance in Topic 718 to account for awards with performance conditions that affect the vesting of such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Update is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our financial statements. Nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

In April 2014, the FASB issued ASU 2014-08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopics 205 (Presentation of Financial Statements) and 360 (Property, Plant, and Equipment). The Update changes the criteria for reporting discontinued operations and enhances the FASB's convergence with International Accounting Standards. The Update improves the definition of discontinued operations by limiting discontinued operations reporting specifically to the disposal of a component or a group of components of an entity that results in a strategic shift that has (or will have) a major effect on an entity's operations and financial results when certain criteria are met. The Update raises the threshold for disposals to qualify as discontinued operations and expands the disclosure requirements for discontinued operations and certain other disposals that do not qualify as discontinued operations. The amendments in this Update are effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. We are evaluating the amendments in this Update and do not expect them to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. In accordance with this Update, at June 30, 2014, the Company reclassified liabilities associated with certain unrecognized tax benefits as a reduction to a deferred tax assets for a net operating loss carryforward in the amount of $4.5 million.

4. INVENTORIES

As of June 30, 2014 and December 31, 2013, the major classes of inventories were as follows:

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$156.8	$159.5
Work-in-progress	7.4	5.2
Finished goods	258.9	238.9

Inventories	$423.1	$403.6

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Chemical manufacturing plants	$1,308.9	$1,259.1
Machinery and equipment	1,209.8	1,052.8
Buildings	209.8	219.9
Depletable land and land improvements	175.2	292.2
Construction-in-progress	117.3	134.7

Property, plant and equipment, at cost	3,021.0	2,958.7
Less: accumulated depreciation	1,358.0	1,300.0

Property, plant and equipment, net	$1,663.0	$1,658.7

6. GOODWILL, OTHER INTANGIBLE ASSETS AND RESTRUCTURING

Our intangible assets consist of goodwill, customer relationships, supply contracts, trade names, and technology. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer lists, trade names and technology) acquired and liabilities assumed under purchase accounting for business combinations.

Goodwill.    We have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit. During the quarter ended June 30, 2014, the Company recorded an immaterial correction of an error related to the overstatement of certain assets and deferred tax liabilities recorded in connection with the acquisition accounting for the Merged Business that were outside of the measurement period. The Company recognized a $0.7 million decrease in the fair value of acquired net assets and a $0.7 million increase to goodwill on the consolidated balance sheet as of June 30, 2014. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment is immaterial to the current and prior periods' financial statements. The following table provides the detail of the changes made to goodwill during the six months ended June 30, 2014.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at December 31, 2013	$1,753.3	$9.9	$1,763.2

Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Adjustments	0.7	-	0.7
Foreign currency translation adjustment	(0.5)	-	(0.5)

Gross goodwill at June 30, 2014	1,809.0	160.3	1,969.3
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at June 30, 2014	$1,753.5	$9.9	$1,763.4

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $6.0 million at June 30, 2014 and December 31, 2013 in our building products segment.

Definite-lived intangible assets.    At June 30, 2014 and December 31, 2013, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segment. The values of these assets acquired are $1.1 billion for customer relationships, $42.6 million for supply contracts, $14.9 million for technology and $6.0 million for trade names. At June 30, 2014 and December 31, 2013, there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of June 30, 2014 and December 31, 2013.

	Chlorovinyls		Building Products		Total
(In millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross carrying amounts
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Trade names	6.0	6.0	-	-	6.0	6.0
Technology	14.9	14.9	17.4	17.4	32.3	32.3

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated amortization:
Customer relationships	(89.6)	(58.2)	(11.2)	(10.5)	(100.8)	(68.7)
Supply contracts	(3.0)	(2.0)	-	-	(3.0)	(2.0)
Trade names	(0.5)	(0.3)	-	-	(0.5)	(0.3)
Technology	(1.0)	(0.6)	(11.9)	(11.1)	(12.9)	(11.7)

Total	(94.1)	(61.1)	(23.1)	(21.6)	(117.2)	(82.7)
Foreign currency translation adjustment:
Customer relationships	(4.4)	(4.0)	-	-	(4.4)	(4.0)

Total	(4.4)	(4.0)	-	-	(4.4)	(4.0)
Net carrying amounts
Customer relationships	1,048.3	1,080.1	21.0	21.7	1,069.3	1,101.8
Supply contracts	39.6	40.6	-	-	39.6	40.6
Trade names	5.5	5.7	-	-	5.5	5.7
Technology	13.9	14.3	5.5	6.3	19.4	20.6

Total	$1,107.3	$1,140.7	$26.5	$28.0	$1,133.8	$1,168.7

The weighted average estimated useful life remaining for customer relationships, supply contracts, definite-lived trade names and technology is approximately 17 years, 19 years, 16 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $16.8 million and $18.2 million for the three months ended June 30, 2014 and 2013, respectively and $33.6 million and $29.8 million for the six months ended June 30, 2014 and 2013, respectively. The estimated annual amortization expense for definite-lived intangible assets the next five fiscal years is approximately $67.1 million per year.

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the three and six month periods ended June 30, 2014, we recorded $1.8 million and $2.9 million, respectively, in restructuring charges in our building products segment that are included in Transaction-related costs and other, net in the unaudited condensed consolidated statements of operations. We expect to complete these restructuring initiatives in 2015 with additional expected restructuring charges in 2014 and 2015 totaling a combined $3.3 million.

7. OTHER ASSETS, NET

As of June 30, 2014 and December 31, 2013, other assets, net of accumulated amortization, consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Pension assets	$28.2	$26.9
Deferred financing costs, net	27.2	28.8
Deferred income taxes	17.4	21.8
Advances to and investments in joint ventures, net	17.4	14.2
Advances for long-term purchase contracts, net	4.5	9.1
Long-term assets held for sale	4.8	3.9
Other	6.3	7.4

Total other assets, net	$105.8	$112.1

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of June 30, 2014 and December 31, 2013, our long-term debt consisted of the following:

(In millions)	Maturity Date	June 30, 2014	December 31, 2013
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $2.2 million at June 30, 2014 and $2.4 million at December 31, 2013)	January 28, 2017	193.6	194.8
ABL Revolver	January 28, 2018	13.7	-

Total debt		$1,345.3	$1,332.8
Less current portion of long-term debt		(16.5)	(2.8)

Long-term debt, net		$1,328.8	$1,330.0

Term Loan and ABL Revolver

As of June 30, 2014, outstanding borrowings under the Company's term loan facility (the "Term Loan") had a stated interest rate of 3.50 percent per annum.

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.00 million of revolving credit. The credit agreement governing the ABL Revolver (the "ABL Credit Agreement") contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for three consecutive business days. As of June 30, 2014, the outstanding balance in our ABL Revolver was $13.7 million with an interest rate of 3.75 percent. At December 31, 2013, we had no outstanding balance in our ABL Revolver. Our availability under the ABL Revolver at June 30, 2014 was approximately $400.8 million, net of outstanding letters of credit totaling $85.5 million and our ABL Revolver balance totaling $13.7 million.

As of June 30, 2014, we were in compliance with the covenants under the ABL Credit Agreement, the Term Loan agreement, the indentures governing $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco Inc. ("Spinco") due 2021 (the "4.625 Notes") and $450.0 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes").

Lease Financing Obligation

As of June 30, 2014 and December 31, 2013, we had a lease financing obligation of $102.0 million and $104.7 million, respectively. The change from the December 31, 2013 balance is due to a one-time $2.3 million payment and the change in the Canadian dollar exchange rate as of June 30, 2014. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor, resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $1.6 million and $3.8 million as of June 30, 2014 and December 31, 2013, respectively. We are not obligated to repay the lease financing obligation amount of $102.0 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2014 are $2.9 million in 2014, $5.9 million in 2015, $6.0 million in 2016 and $1.5 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2013 is due to a one-time $2.3 million payment, current period payments and the change in the Canadian dollar exchange rate as of June 30, 2014.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our Term Loan facility is based on present rates for indebtedness with similar amounts, durations and credit risk. Our ABL Revolver is fair valued using comparable recent third party transactions. Our commodity hedge contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 6 to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$690.6	$688.0	$676.4
4.875 Notes	450.0	449.2	450.0	426.9
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $2.2 million at June 30, 2014 and $2.4 million at December 31, 2013)	193.6	196.7	194.8	199.0
ABL Revolver due 2018	13.7	13.7	-	-
Derivative instrument:
Commodity hedge contract liability	0.1	0.1	-	-

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

As of June 30, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $62 million and $64 million, respectively, of which approximately $10 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•
We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin during the fourth quarter of 2014 and continue for a number of years thereafter, with a period of monitoring for remedy effectiveness to follow remediation. As of June 30, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

•
As of June 30, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

•
As of June 30, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

Involuntary Conversion of Property, Plant and Equipment.    On December 20, 2013 a fire occurred in what is commonly known as the Company's PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. The fire impacted several process components of the PHH VCM manufacturing plant. Operations at the plant returned to full service at the end of June 2014. The Company maintains property and business interruption insurance policies that provided coverage for the losses arising from this incident, less applicable deductibles. We believe we will receive net insurance proceeds greater than the carrying value of the assets that were impacted by the fire and related cleanup and other costs. Consequently, we have recognized the probable net insurance proceeds to the extent of loss for the physical property damage resulting from the fire in our unaudited consolidated statements of operations for the three and six months ended June 30, 2014. We expect this will result in a net gain to the Company. We received a portion of our insurance claim for the physical property damage to the assets impacted by the fire in the three and six months ended June 30, 2014. We anticipate we will receive additional net insurance proceeds for the physical property damage to the assets impacted by the fire, related cleanup and other costs and potentially for a business interruption claim associated with the incident based on the coverage in our insurance policies.

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and/or contributes to other postretirement medical and insurance plans ("OPEB") and pension and other benefit plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the Merger, we assumed certain liabilities related to pensions ("Assumed Pension Plans") and other postretirement benefit plans ("Assumed Postretirement Plans"). Refer to Note 2 to the unaudited condensed consolidated financial statements for additional information related to the Merger. We had no other OPEB obligations prior to the Merger.

Certain employees in the United States who were hired before January 1, 2009 are covered by a defined benefit pension plan. That plan was frozen to future benefit accruals in 2009.

The Assumed Pension Plans provide benefits to certain employees and retirees of the Merged Business and are closed to new hires. Recently approved amendments to the Assumed Pension Plans for United States salaried employees froze all future benefit accruals for non-union employees effective January 31, 2014. The impact of these amendments to the Assumed Pension Plans was recognized in the fourth quarter of 2013.

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

Recently approved modifications to the Assumed Postretirement Plans were made with respect to certain participants, to deliver retiree medical benefits through health reimbursement account contributions. For the impacted participants, these retiree medical changes became effective on January 1, 2014 for Medicare eligible retirees and will become effective January 1, 2015 for non-Medicare eligible future retirees. In addition, life insurance benefits for our assumed United States non-bargained future retirees were eliminated effective January 1, 2014. These OPEB benefit changes were approved and communicated to participants in October 2013 and the quantitative financial impact to the Assumed Postretirement Plans for the United States has been reflected beginning in the fourth quarter of 2013.

Components of net periodic benefit income (expense) for the three months ended June 30, 2014 and 2013 includes the following:

	Pensions Three Months Ended June 30,		OPEB Benefits Three Months Ended June 30,
(In millions)	2014	2013	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(7.9)	$(7.5)	$(1.1)	$(2.0)
Service cost	(0.9)	(1.7)	(0.2)	(0.6)
Expected return on assets	11.8	9.8	-	-
Amortization of:
Prior service credit	-	-	2.2	-
Actuarial gain (loss)	0.1	(0.5)	-	-

Total net periodic benefit income (expense)	$3.1	$0.1	$0.9	$(2.6)

Components of net periodic benefit income (expense) for the six months ended June 30, 2014 and 2013 includes the following:

	Pensions Six Months Ended June 30,		OPEB Benefits Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(15.8)	$(13.0)	$(2.2)	$(3.3)
Service cost	(1.8)	(2.8)	(0.4)	(1.1)
Expected return on assets	23.6	17.2	-	-
Amortization of:
Prior service credit	-	-	4.6	-
Actuarial gain (loss)	0.2	(1.1)	-	-

Total net periodic benefit income (expense)	$6.2	$0.3	$2.0	$(4.4)

Assumptions

The following weighted average assumptions were used to determine the net periodic benefit income (expense) for the defined benefit pension and other postretirement welfare plans.

	Pensions		OPEB
	2014	2013	2014	2013
Discount rate	4.83%	4.09%	4.65%	4.35%
Expected return on assets	7.42%	6.81%	Not Applicable	Not Applicable
Rate of compensation increase	3.00%	3.15%	3.00%	3.11%

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

Contributions

There were no significant contributions to the pension plan trusts during the three and six months ended June 30, 2014 and 2013. We estimate that we will make payments of approximately $1.9 million for benefit payments related to our pension plans and $7.8 million for benefit payments related to OPEB plans for the year ending December 31, 2014.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.2 million and $3.6 million for the three months ended June 30, 2014 and 2013, respectively and $7.5 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively.

12. STOCK-BASED COMPENSATION

We grant various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. The key terms of our restricted stock unit awards and our stock option grants, including all financial disclosures, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Information regarding our stock-based compensation expense for the three and six month periods ended June 30, 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Stock based compensation expense	$4.3	$2.6	$7.1	$4.5
Income tax provision related to stock compensation expense	(1.5)	(0.9)	(2.5)	(1.5)

After tax share based compensation expense	$2.8	$1.7	$4.6	$3.0

In computing diluted earnings per share for the three and six months ended June 30, 2014, common stock equivalents of 0.6 million and 0.3 million shares were not included due to their anti-dilutive effect. For both the three and six months ended June 30, 2013, common stock equivalents of 0.1 million shares were not included due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings per share calculation.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes: i) adjustments to pension and OPEB liabilities; ii) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; iii) equity investee's other comprehensive income (loss) items; and iv) unrealized gains and losses on derivative financial instruments designated as cash flow hedges. Amounts recorded in accumulated other comprehensive income (loss), net of tax, as of June 30, 2014 and December 31, 2013, and changes within the period are as follows:

(In millions)	Accrued Pension Benefit Liabilities	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$60.5	$6.7	$(0.9)	$66.3

Other comprehensive income (loss) before reclassifications	(0.1)	0.1	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(3.0)	—	—	(3.0)

Other comprehensive income (loss) attributable to Axiall, net of tax	(3.1)	0.1	(0.4)	(3.4)

Balance at June 30, 2014	$57.4	$6.8	$(1.3)	$62.9

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized loss on derivatives, changes in pension and OPEB liabilities adjustment, changes in equity investee's other comprehensive loss and changes in foreign currency translation adjustments. The components of other comprehensive income (loss) for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Change in foreign currency translation adjustment:
Currency translation adjustments	$22.5	$(15.0)	$(1.9)	$(26.6)
Tax expense (benefit)	8.7	(5.5)	(0.6)	(8.9)

Foreign currency translation adjustment, net of tax	$13.8	$(9.5)	$(1.3)	$(17.7)

Change in pension and OPEB liability adjustments:
Pension and OPEB liability adjustments	$(2.3)	$0.5	$(4.8)	$1.1
Tax expense (benefit)	(0.9)	0.2	(1.8)	0.3

Pension and OPEB liability adjustments, net of tax	$(1.4)	$0.3	$(3.0)	$0.8

Unrealized loss on derivative cash flow hedges:
Commodity hedge contracts	$(0.1)	$—	$(0.1)	$—
Equity interest in investee's other comprehensive loss	(0.2)	(0.9)	(0.5)	(0.9)

Pre-tax amount	(0.3)	(0.9)	(0.6)	(0.9)
Tax benefit	(0.1)	—	(0.2)	—

Derivative cash flow hedges, net of tax	$(0.2)	$(0.9)	$(0.4)	$(0.9)

Other comprehensive income (loss), before income taxes	$19.9	$(15.4)	$(7.3)	$(26.4)
Total tax expense (benefit) for the period	7.7	(5.3)	(2.6)	(8.6)

Other comprehensive income (loss), net of tax	$12.2	$(10.1)	$(4.7)	$(17.8)

The components of other comprehensive income (loss) that have been reclassified during the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2014	2013	2014	2013
Details about other comprehensive income (loss) components:
Change in pension and OPEB liability adjustments:
Amortization of actuarial loss (gain) and prior service credit(1)	$(2.3)	$0.5	$(4.8)	$1.1	Cost of sales and selling, general and administrative expenses
Tax expense (benefit)	(0.9)	0.2	(1.8)	0.3	Provision for income taxes

Reclassifications for the period, net of tax	$(1.4)	$0.3	$(3.0)	$0.8

(1)
These other comprehensive income (loss) components are included in the computation of net periodic benefit income (expense).
        See Note 11 to the unaudited condensed consolidated financial statements for additional details.

14. INCOME TAXES

Our effective income tax rates for the three and six month periods ended June 30, 2014 were provisions of 27.9 percent and 15.3 percent, respectively, compared to provisions of 30.2 percent and 31.5 percent, respectively, for the three and six month periods ended June 30, 2013. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete items for each respective period. The effective income tax rates for the three and six month periods ended June 30, 2014 were lower than the United States statutory federal income tax rate primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions (cumulative $3.5 million for the six months ended June 30, 2014). The effective income tax rates for the three and six month periods ended June 30, 2013 were lower than the United States statutory federal income tax rate primarily due to various permanent differences, including deductions for manufacturing activities.

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall's future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of June 30, 2014, our future commitment under the take-or-pay arrangement approximates $199.1 million in the aggregate, with purchases during the six month period ended June 30, 2014 totaling $12.4 million.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of June 30, 2014.

(In millions)
Investment in and net advances to RS Cogen	$7.3
Supply contracts	39.6

Maximum exposure to loss	$46.9

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

(In millions)
Noncontrolling interest at January 1, 2014	$119.4
Net income attributable to noncontrolling interest	1.9
Other comprehensive income (loss) attributable to noncontrolling interest(a)	(1.3)
Distribution to noncontrolling interest	(7.7)

Noncontrolling interest at June 30, 2014	$112.3

(a)
Other comprehensive loss attributable to noncontrolling interest primarily relates to change in foreign currency translation adjustment.

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

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income to consolidated net income before income taxes for the three and six month periods ended June 30, 2014 and 2013 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended June 30, 2014
Net sales	$777.9	$243.8	$215.2	$-	$1,236.9
Intersegment revenues	67.8	-	-	(67.8)	-

Total net sales	$845.7	243.8	215.2	(67.8)	$1,236.9
Operating income (loss)	$66.6	14.2	(7.4)	(15.0)	$58.4
Interest expense, net					(19.1)
Foreign exchange loss					(0.3)

Income before income taxes					$39.0

Three Months Ended June 30, 2013
Net sales	$801.8	$244.5	$226.5	$-	$1,272.8
Intersegment revenues	64.2	-	-	(64.2)	-

Total net sales	$866.0	244.5	226.5	(64.2)	$1,272.8

Operating income	$118.2	19.6	4.3	(17.5)	$124.6
Interest expense, net					(19.4)
Foreign exchange gain					0.3

Income before income taxes					$105.5

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Six Months Ended June 30, 2014
Net sales	$1,460.1	$398.5	$372.0	$-	$2,230.6
Intersegment revenues	119.7	-	-	(119.7)	-

Total net sales	$1,579.8	398.5	372.0	(119.7)	$2,230.6

Operating income (loss)	$89.9	3.4	(2.9)	(32.4)	$58.0
Interest expense, net					(37.4)
Foreign exchange gain					0.1

Income before income taxes					$20.7

Six Months Ended June 30, 2013
Net sales	$1,416.3	$406.7	$511.0	$-	$2,334.0
Intersegment revenues	122.9	-	-	(122.9)	-

Total net sales	$1,539.2	$406.7	$511.0	$(122.9)	$2,334.0

Operating income	$209.4	5.8	17.3	(36.7)	$195.8
Interest expense, net					(37.7)
Loss on redemption and other debt costs					(78.5)
Gain on acquisition of controlling interest					23.5
Foreign exchange gain					0.4

Income before income taxes					$103.5

17. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100-percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Spinco and the Term Loan under which Spinco is the borrower, as described in Note 8 to the condensed consolidated financial statements, are guaranteed by each of Axiall Corporation's 100-percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under Spinco's 4.625 Notes and the Term Loan.

As of June 30, 2014, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of December 31, 2013, payment obligations under the indenture for the 4.625 Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100-percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the Guarantor Subsidiaries are full, unconditional and joint and several. Except with respect to certain subordination requirements relating to a non-guarantor subsidiary of the Company loaning funds to the Company or a Guarantor Subsidiary, there are no restrictions on the ability of Axiall Corporation, Spinco or any

Guarantor Subsidiary to obtain funds from any of Axiall's direct or indirect 100-percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the supplemental guarantor financial statements reflect investments in 100-percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non-Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present the (i) condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, (ii) condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and (iii) condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (excluding Spinco), the Guarantor Subsidiaries (including Spinco and which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries. The Company acquired PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (the "Eagle Guarantors") and Spinco in connection with the consummation of the Transactions on January 28, 2013. The Eagle Guarantors are included in the Guarantor Subsidiary column of the following supplemental condensed consolidating balance sheet as of June 30, 2014 and December 31, 2013, the supplemental condensed consolidating statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the supplemental condensed consolidating statement of cash flows for the six months ended June 30, 2014 and 2013.

AXIALL CORPORATION
Supplemental Condensed Consolidating Balance Sheet
June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$31.1	$31.1	$31.6	$-	$62.7
Receivables, net of allowance for doubtful accounts	139.6	-	529.1	516.4	118.6	(159.0)	615.6
Inventories	-	-	308.6	308.6	114.5	-	423.1
Prepaid expenses and other	2.3	-	20.2	20.2	8.4	(2.2)	28.7
Deferred income taxes	-	-	28.3	28.3	-	(2.7)	25.6

Total current assets	141.9	-	917.3	904.6	273.1	(163.9)	1,155.7
Property, plant and equipment, net	10.7	-	1,338.4	1,338.4	313.9	-	1,663.0
Long-term receivables—affiliates	1,327.3	-	-	-	-	(1,327.3)	-
Goodwill	-	-	1,497.7	1,497.7	265.7	-	1,763.4
Customer relationships, net	-	-	908.1	908.1	161.2	-	1,069.3
Other intangibles, net	-	-	70.1	70.1	0.4	-	70.5
Other assets, net	11.6	12.6	70.8	83.5	10.7	-	105.8
Investment in subsidiaries	1,781.0	2,889.6	312.0	312.0	-	(2,093.0)	-

Total assets	$3,272.5	$2,902.2	$5,114.4	$5,114.4	$1,025.0	$(3,584.2)	$5,827.7

Liabilities and Equity:
Current portion of long-term debt	$13.7	$2.8	$-	$2.8	$-	$-	$16.5
Accounts payable	26.2	152.2	306.2	445.6	49.9	(159.0)	362.7
Interest payable	3.0	12.1	-	12.2	-	-	15.2
Income taxes payable	-	-	8.0	8.0	3.4	(2.2)	9.2
Accrued compensation	-	-	20.7	20.7	8.9	-	29.6
Other accrued current liabilities	24.9	-	59.6	59.6	35.4	(2.7)	117.2

Total current liabilities	67.8	167.1	394.5	548.9	97.6	(163.9)	550.4
Long-term debt excluding current portion of long-term debt	450.0	878.8	-	878.8	-	-	1,328.8
Long-term payables—affiliates	-	900.0	-	900.0	427.3	(1,327.3)	-
Lease financing obligation	-	-	-	-	102.0	-	102.0
Deferred income taxes	30.9	-	771.4	771.4	42.3	-	844.6
Pension and other post retirement benefits	3.5	-	110.1	110.1	8.9	-	122.5
Other non-current liabilities	119.9	-	124.8	124.8	13.5	(91.5)	166.7

Total liabilities	672.1	1,945.9	1,400.8	3,334.0	691.6	(1,582.7)	3,115.0
Equity:
Total Axiall stockholders' equity	2,600.4	956.3	3,713.6	1,780.4	221.1	(2,001.5)	2,600.4
Noncontrolling interest	-	-	-	-	112.3	-	112.3

Total equity	2,600.4	956.3	3,713.6	1,780.4	333.4	(2,001.5)	2,712.7

Total liabilities and equity	$3,272.5	$2,902.2	$5,114.4	$5,114.4	$1,025.0	$(3,584.2)	$5,827.7

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
Equity:
Total Axiall stockholders' equity	2,608.9	1,049.3	3,648.9	1,747.4	226.5	(1,973.9)	2,608.9
Noncontrolling interest	-	-	-	-	119.4	-	119.4

Total equity	2,608.9	1,049.3	3,648.9	1,747.4	345.9	(1,973.9)	2,728.3

Total liabilities and equity	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,087.6	$1,087.6	$215.3	$(66.0)	$1,236.9
Operating costs and expenses:
Cost of sales	-	-	981.4	981.4	174.6	(66.0)	1,090.0
Selling, general and administrative expenses	10.2	-	47.6	47.6	21.2	-	79.0
Transaction-related costs and other, net	4.4	-	3.9	3.9	1.1	-	9.4
Long-lived asset impairment charges, net	-	-	0.1	0.1	-	-	0.1

Total operating costs and expenses	14.6	-	1,033.0	1,033.0	196.9	(66.0)	1,178.5

Operating income (loss)	(14.6)	-	54.6	54.6	18.4	-	58.4
Other income (expense):
Interest income (expense), net	7.8	(21.8)	0.4	(21.6)	(5.3)	-	(19.1)
Foreign exchange loss	-	-	(0.1)	(0.1)	(0.2)	-	(0.3)
Equity in income (loss) of subsidiaries	32.4	(8.4)	5.5	5.5	-	(37.9)	-

Income (loss) before income taxes	25.6	(30.2)	60.4	38.4	12.9	(37.9)	39.0
Provision for (benefit from) income taxes	(1.6)	(5.3)	14.6	9.3	3.2	-	10.9

Consolidated net income (loss)	27.2	(24.9)	45.8	29.1	9.7	(37.9)	28.1
Less net income attributable to noncontrolling interest	-	-	-	-	0.9	-	0.9

Net income (loss) attributable to Axiall	$27.2	$(24.9)	$45.8	$29.1	$8.8	$(37.9)	$27.2

Comprehensive income (loss) attributable to Axiall	$37.1	$(20.8)	$49.6	$33.1	$14.1	$(47.2)	$37.1

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,114.8	$1,114.8	$213.4	$(55.4)	$1,272.8
Operating costs and expenses:
Cost of sales	-	-	949.9	949.9	168.3	(55.4)	1,062.8
Selling, general and administrative expenses	9.5	-	46.9	46.9	20.2	-	76.6
Transaction-related costs and other, net	6.5	-	2.2	2.2	0.1	-	8.8

Total operating costs and expenses	16.0	-	999.0	999.0	188.6	(55.4)	1,148.2

Operating income (loss)	(16.0)	-	115.8	115.8	24.8	-	124.6
Other income (expense):
Interest income (expense), net	(12.1)	(11.3)	9.7	(1.5)	(5.8)	-	(19.4)
Foreign exchange gain	-	-	-	-	0.3	-	0.3
Equity in income of subsidiaries	91.3	37.5	6.7	6.7	-	(98.0)	-

Income before income taxes	63.2	26.2	132.2	121.0	19.3	(98.0)	105.5
Provision for (benefit from) income taxes	(9.6)	(3.7)	40.0	36.3	5.1	-	31.8

Consolidated net income	72.8	29.9	92.2	84.7	14.2	(98.0)	73.7
Less net income attributable to noncontrolling interest	-	-	-	-	0.9	-	0.9

Net income attributable to Axiall	$72.8	$29.9	$92.2	$84.7	$13.3	$(98.0)	$72.8

Comprehensive income attributable to Axiall	$62.7	$25.4	$88.3	$81.0	$12.7	$(93.7)	$62.7

The above table reflects the correction of an error related to the allocation of the provision for (benefit from) income taxes between our Parent Company, which is Axiall Corporation, and Guarantor Subsidiaries, including Eagle Spinco Inc.

During the three months ended June 30, 2013, the Company incorrectly reflected transactions between the Parent Company and the Guarantor Subsidiaries in the Supplemental Condensed Consolidating Financial Statements which did not impact the consolidated results. As of and for the three months ended June 30, 2013, this resulted in an overstatement of the Guarantor Subsidiaries' equity, receivables and net income by approximately $62.5 million. These corrections had no impact to the company's consolidated net income attributable to Axiall, earnings per share or retained earnings.

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,992.2	$1,992.2	$358.6	$(120.2)	$2,230.6
Operating costs and expenses:	-	-	-	-	-	-
Cost of sales	-	-	1,826.3	1,826.3	297.2	(120.2)	2,003.3
Selling, general and administrative expenses	21.2	-	90.5	90.5	40.9	-	152.6
Transaction-related costs and other, net	9.0	-	5.4	5.4	1.6	-	16.0
Long-lived asset impairment charges, net	-	-	0.6	0.6	0.1	-	0.7

Total operating costs and expenses	30.2	-	1,922.8	1,922.8	339.8	(120.2)	2,172.6

Operating income (loss)	(30.2)	-	69.4	69.4	18.8	-	58.0
Other income (expense):
Interest income (expense), net	15.5	(43.3)	1.0	(42.3)	(10.6)	-	(37.4)
Foreign exchange gain (loss)	-	-	(0.1)	(0.1)	0.2	-	0.1
Equity in income (loss) of subsidiaries	26.4	(36.6)	8.6	8.6	-	(35.0)	-

Income (loss) before income taxes	11.7	(79.9)	78.9	35.6	8.4	(35.0)	20.7
Provision for (benefit from) income taxes	(3.9)	(11.5)	16.6	5.1	2.0	-	3.2

Consolidated net income (loss)	15.6	(68.4)	62.3	30.5	6.4	(35.0)	17.5
Less net income attributable to noncontrolling interest	-	-	-	-	1.9	-	1.9

Net income (loss) attributable to Axiall	$15.6	$(68.4)	$62.3	$30.5	$4.5	$(35.0)	$15.6

Comprehensive income (loss) attributable to Axiall	$12.2	$(108.9)	$22.1	$(9.6)	$5.2	$4.4	$12.2

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$2,086.4	$2,086.4	$349.1	$(101.5)	$2,334.0
Operating costs and expenses:
Cost of sales	-	-	1,784.8	1,784.8	288.5	(101.5)	1,971.8
Selling, general and administrative expenses	17.8	-	88.5	88.5	38.6	-	144.9
Transaction-related costs and other, net	15.5	-	3.0	3.0	0.4	-	18.9
Long-lived asset impairment charges, net	-	-	2.6	2.6	-	-	2.6

Total operating costs and expenses	33.3	-	1,878.9	1,878.9	327.5	(101.5)	2,138.2

Operating income (loss)	(33.3)	-	207.5	207.5	21.6	-	195.8
Other income (expense):
Interest income (expense), net	(28.7)	(19.3)	21.6	2.3	(11.3)	-	(37.7)
Loss on redemption and other debt costs	(66.1)	(12.4)	-	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	23.5	23.5	-	-	23.5
Foreign exchange gain	-	-	-	-	0.4	-	0.4
Equity in income of subsidiaries	157.4	62.0	9.0	9.0	-	(166.4)	-

Income before income taxes	29.3	30.3	261.6	229.9	10.7	(166.4)	103.5
Provision for (benefit from) income taxes	(40.0)	(9.9)	80.1	70.1	2.5	-	32.6

Consolidated net income	69.3	40.2	181.5	159.8	8.2	(166.4)	70.9
Less net income attributable to noncontrolling interest	-	-	-	-	1.6	-	1.6

Net income attributable to Axiall	$69.3	$40.2	$181.5	$159.8	$6.6	$(166.4)	$69.3

Comprehensive income attributable to Axiall	$51.5	$31.3	$173.9	$152.2	$3.7	$(155.9)	$51.5

The above table reflects the correction of an error related to the allocation of the provision for (benefit from) income taxes between our Parent Company, which is Axiall Corporation, and Guarantor Subsidiaries, including Eagle Spinco Inc.

During the six months ended June 30, 2013, the Company incorrectly reflected transactions between the Parent Company and the Guarantor Subsidiaries in the Supplemental Condensed Consolidating Financial Statements which did not impact the consolidated results. As of and for the six months ended June 30, 2013, this resulted in an overstatement of the Guarantor Subsidiaries' equity, receivables and net income by approximately $80.4 million. These corrections had no impact to the company's consolidated net income attributable to Axiall, earnings per share or retained earnings.

AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$17.1	$10.6	$42.6	$44.0	$(24.1)	$(20.8)	$16.2

Cash flows from investing activities:
Capital expenditures	(3.4)	-	(74.1)	(74.1)	(10.2)	-	(87.7)
Acquisitions, net of cash acquired	-	-	(5.8)	(5.8)	-	-	(5.8)
Proceeds from insurance recoveries and other	-	-	1.5	1.5	0.2	-	1.7

Net cash used in investing activities	(3.4)	-	(78.4)	(78.4)	(10.0)	-	(91.8)
Cash flows from financing activities:
Borrowings on ABL revolver	148.9	-	-	-	-	-	148.9
Repayments on ABL revolver	(135.2)	-	-	-	-	-	(135.2)
Long-term debt payments	-	(1.4)	(0.3)	(1.7)	-	-	(1.7)
Lease financing obligation payment					(2.3)		(2.3)
Make-whole and other fees paid related to financing activities	(0.3)	-	(0.3)	(0.3)	-	-	(0.6)
Dividends paid	(22.6)	-	-	-	-	-	(22.6)
Distribution to noncontrolling interest	-	-	-	-	(7.7)	-	(7.7)
Excess tax benefits from share-based payment arrangements	2.2	-	(0.2)	(0.2)	-	-	2.0
Stock compensation plan activity	(6.7)	-	-	-	-	-	(6.7)
Distribution to affiliate	-	(9.2)	(9.2)	(9.2)	(11.6)	20.8	-

Net cash used in financing activities	(13.7)	(10.6)	(10.0)	(11.4)	(21.6)	20.8	(25.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(2.3)	-	(2.3)

Net change in cash and cash equivalents	-	-	(45.8)	(45.8)	(58.0)	-	(103.8)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$31.1	$31.1	$31.6	$-	$62.7

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$(45.9)	$109.0	$(62.8)	$46.2	$(35.1)	$-	$(34.8)

Cash flows from investing activities:
Capital expenditures	(0.5)	-	(46.4)	(46.4)	(8.7)	-	(55.6)
Distribution from affiliate	15.9	15.9	19.9	19.9	-	(35.8)	-
Acquisitions, net of cash acquired	-	-	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	15.4	15.9	(26.5)	(26.5)	18.0	(35.8)	(28.9)
Cash flows from financing activities:
Borrowings on ABL revolver	396.6	-	-	-	5.9	-	402.5
Repayments on ABL revolver	(295.4)	-	-	-	(1.9)	-	(297.3)
Issuance of long-term debt	450.0	-	-	-	-	-	450.0
Long-term debt payments	(450.0)	(80.4)	-	(80.4)	-	-	(530.4)
Make-whole and other fees paid related to financing activities	(64.5)	(28.6)	-	(28.6)	(1.9)	-	(95.0)
Dividends paid	(5.6)	-	-	-	-	-	(5.6)
Distribution to noncontrolling interest	-	-	-	-	(13.3)	-	(13.3)
Excess tax benefits from share based payment arrangements	0.7	-	-	-	-	-	0.7
Stock compensation plan activity	(1.3)	-	-	-	-	-	(1.3)
Distribution to affiliate	-	(15.9)	(15.9)	(15.9)	(19.9)	35.8	-

Net cash provided by (used in) financing activities	30.5	(124.9)	(15.9)	(124.9)	(31.1)	35.8	(89.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(2.6)	-	(2.6)

Net change in cash and cash equivalents	-	-	(105.2)	(105.2)	(50.8)	-	(156.0)
Cash and cash equivalents at beginning of period	-	-	131.4	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$-	$26.2	$26.2	$18.1	$-	$44.3

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

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions that resulted in our acquisition of substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the company (the "Merger") and the related financings (collectively, the "Transactions"). The operations of the Merged Business are included in our financial results from January 28, 2013, the closing date of the Merger.

The purchase price of the Merged Business of approximately $2.8 billion consists of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations.

We expect to continue incurring significant costs in connection with the Merger. These costs are expected to include costs to attain synergies including plant reliability improvement initiatives, transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, which management believes are necessary to realize approximately $140.0 million of anticipated annualized cost synergies within two years from the consummation of the Merger. We estimate these expected costs to total $55.0 million in the aggregate, a portion of which may be capitalized. The table below depicts costs incurred to attain Merger-related synergies and the impacted financial statement line item in the condensed consolidated statements of operations, during the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Costs to attain Merger-related synergies:
Costs included in cost of sales	$—	$5.9	$2.5	$5.9
Costs included in transaction-related costs and other, net	2.3	5.4	4.4	6.1

Total costs to attain Merger-related synergies	$2.3	$11.3	$6.9	$12.0

As of June 30, 2014, we have incurred $31.7 million of the $55 million in total expected costs to attain Merger-related synergies.

Consolidated Overview

For the three months ended June 30, 2014, net sales totaled $1,236.9 million, a decrease of 3 percent compared to $1,272.8 million for the three months ended June 30, 2013. Operating income was $58.4 million for the three months ended June 30, 2014, as compared to $124.6 million of operating income for the three months ended June 30, 2013. Adjusted EBITDA was $128.1 million for the three months ended June 30, 2014 compared to $197.9 million for the three months ended June 30, 2013. In addition, the company reported net income attributable to Axiall of $27.2 million, or $0.38 per diluted share for the three months ended June 30, 2014, compared to net income attributable to Axiall of $72.8 million, or $1.03 per diluted share for the three months ended June 30, 2013. The company reported Adjusted Net Income of $33.5 million, and Adjusted Earnings Per Share of $0.48 for the three months ended June 30, 2014, compared to Adjusted Net Income of $84.0 million, and Adjusted Earnings Per Share of $1.19 for the three months ended June 30, 2013. See Reconciliation of Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q.

The decrease in net sales for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to: (1) a $23.9 million decrease in the net sales of our chlorovinyls segment due to lower electro-chemical unit ("ECU" [the equivalent of 1 unit of chlorine production and 1.1 unit of caustic soda production as these are co-produced in the manufacturing process]) values, especially with respect to caustic pricing, caused in part by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity, and also due to decreased operating rates and associated sales volumes, caused primarily by an extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014, partially offset by higher PVC pricing; and (2) an $11.3 million decrease in the net sales of our aromatics segment which was due to decreased domestic demand for cumene and decreased export opportunities for phenol. The decreases in operating income, Adjusted EBITDA, Adjusted Net Income, and net income attributable to Axiall, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, were primarily attributable to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) lower operating rates and higher maintenance and operating costs in our chlorovinyls segment, part of which was due to an extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) a significant increase in our cost of natural gas.

For the six months ended June 30, 2014, net sales totaled $2,230.6 million, a decrease of 4 percent compared to $2,334.0 million for the six months ended June 30, 2013. Operating income was $58.0 million for the six months ended June 30, 2014, compared to $195.8 million for the six months ended June 30, 2013. Adjusted EBITDA was $195.8 million for the six months ended June 30, 2014 compared to $331.3 million for the six months ended June 30, 2013. In addition, the company reported net income attributable to Axiall of $15.6 million, or $0.22 per diluted share for the six months ended June 30, 2014, compared to net income attributable to Axiall of $69.3 million, or $1.06 per diluted share for the six months ended June 30, 2013. The company reported Adjusted Net Income of $28.2 million and Adjusted Earnings Per Share of $0.40 for the six months ended June 30, 2014, compared to Adjusted Net Income of $129.1 million and Adjusted Earnings Per Share of $1.98 for the six months ended June 30, 2013. See Reconciliation of Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q.

The decrease in net sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to a $139.0 million decrease in the net sales of our aromatics segment which was due to decreased domestic demand for cumene and decreased export opportunities for phenol. The decrease in net sales is also attributable, in part, to an $8.2 million decrease in the net sales of our building products segment, which was due to a weaker Canadian dollar and a decrease in Canadian sales volume. These decreases were partly offset by six months of sales results from the Merged Business in our chlorovinyls segment for the year-to-date period ended June 30, 2014 versus five months in the year-to-date period ended June 30, 2013. The decreases in operating income, Adjusted EBITDA, Adjusted Net Income, and net income attributable to Axiall, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, were primarily attributable to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) lower operating rates and higher maintenance and operating costs in our chlorovinyls segment, primarily due to an extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) a significant increase in our cost of natural gas.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 were as follows:

•      Net sales totaled $777.9 million and $801.8 million for the three months ended June 30, 2014 and 2013, respectively, decreasing approximately 3 percent, principally due to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; and (2) lower operating rates and associated lower sales volumes, due primarily to an extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014, partially offset by higher PVC pricing.

•      Net sales totaled $1,460.1 million and $1,416.3 million for the six months ended June 30, 2014 and 2013, respectively, increasing approximately 3 percent, principally due to the inclusion of six months of sales results from the Merged Business for the year-to-date period ended June 30, 2014, versus the inclusion of only five months of sales results from the Merged Business for the year-to-date period ended June 30, 2013 and higher PVC pricing, partially offset by: (1) lower ECU values, caused primarily by the factors discussed above; and (2) lower operating rates and associated lower sales volumes, resulting primarily from the extended unplanned outage at our PHH VCM manufacturing facility.

•      Operating income and Adjusted EBITDA decreased to $66.6 million and $121.6 million, respectively, during the three months ended June 30, 2014 versus operating income and Adjusted EBITDA of $118.2 million and $177.6 million, respectively, for the comparable period in the prior year. The decrease was principally due to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) lower operating rates and higher maintenance and operating costs, caused primarily by the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) an increase in our natural gas costs, partially offset by higher PVC pricing. IHS, Inc. ("IHS") reported a 13 percent increase in natural gas prices for the three months ended June 30, 2014 in its publication dated July 1, 2014.

•      Operating income and Adjusted EBITDA decreased to $89.9 million and $197.8 million, respectively, during the six months ended June 30, 2014 versus operating income and Adjusted

EBITDA of $209.4 million and $311.8 million, respectively, for the comparable period in the prior year. The decrease was principally due to: (1) lower ECU values caused primarily by the reasons discussed above; (2) lower operating rates and higher maintenance and operating costs, primarily due to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) an increase in our natural gas costs. IHS reported a 27 percent increase in natural gas prices for the six months ended June 30, 2014 in its publication dated July 1, 2014. The unfavorable impact of all of these factors on operating income and Adjusted EBITDA for the six months ended June 30, 2014 was partially offset by higher PVC pricing.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 were as follows:

•      Net sales totaled $243.8 million and $244.5 million for the three months ended June 30, 2014 and 2013, respectively, decreasing slightly primarily due to the impact of a weaker Canadian dollar. On a constant currency basis, net sales for the quarter increased by 3 percent.

•      For the three months ended June 30, 2014, our building products segment's geographical sales to the United States and Canada were 53 percent and 46 percent respectively, compared with 47 percent and 52 percent for the three months ended June 30, 2013.

•      Net sales totaled $398.5 million and $406.7 million for the six months ended June 30, 2014 and 2013, respectively, decreasing approximately 2 percent, primarily due to the impact of a weaker Canadian dollar. On a constant currency basis, net sales for the six months ended June 30, 2014 increased 1 percent.

•      For the six months ended June 30, 2014, our building products segment's geographical sales to the United States and Canada were 55 percent and 44 percent respectively, compared with 49 percent and 50 percent for the six months ended June 30, 2013.

•      Operating income was $14.2 million and Adjusted EBITDA was $24.7 million for the three months ended June 30, 2014 compared to operating income and Adjusted EBITDA of $19.6 million and $28.2 million, respectively, for the three months ended June 30, 2013. The decreases in operating income and Adjusted EBITDA were primarily due to the impact of the weaker Canadian dollar, higher distribution costs and higher selling related expenditures.

•      Operating income was $3.4 million and Adjusted EBITDA was $24.7 million for the six months ended June 30, 2014 compared to operating income and Adjusted EBITDA of $5.8 million and $25.7 million, respectively, for the six months ended June 30, 2013. The decreases in operating income and Adjusted EBITDA were primarily due to higher selling related expenditures and higher distribution costs.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 were as follows:

•      Net sales were $215.2 million and $226.5 million for the three months ended June 30, 2014 and 2013, respectively, decreasing 5 percent in the aggregate and reflecting a 12 percent decrease in cumene sales volume and a 29 percent decrease in phenol and acetone sales volumes, partially offset by higher sales prices that were due to higher benzene and propylene costs. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

•      Net sales were $372.0 million and $511.0 million for the six months ended June 30, 2014 and 2013, respectively, decreasing 27 percent in the aggregate and reflecting a 32 percent decrease in cumene sales volume and a 30 percent decrease in phenol and acetone sales volumes, while sales prices increased due to higher benzene costs. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

•      Operating loss and Adjusted EBITDA were $7.4 million and negative $7.0 million, respectively, for the three months ended June 30, 2014 compared to operating income and Adjusted EBITDA of $4.3 million and $4.6 million, respectively, for the comparable period in the prior year. The decreases in operating income and Adjusted EBITDA were primarily the result of the decline in sales volumes discussed in the preceding paragraphs.

•      Operating loss and Adjusted EBITDA were $2.9 million and negative $2.1 million, respectively, for the six months ended June 30, 2014 compared to operating income and Adjusted EBITDA of $17.3 million and $17.8 million, respectively, for the comparable period in the prior year. The decrease in operating income to an operating loss and the decrease in Adjusted EBITDA to a negative Adjusted EBITDA were primarily the result of the decline in sales volumes discussed in the preceding paragraphs.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three and six month periods ended June 30, 2014 and 2013, and the percentage of net sales of each line item for the three and six month periods presented.

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in millions)	2014			2013			2014			2013
Net sales	$1,236.9	100.0%		$1,272.8	100.0%		$2,230.6	100.0%		$2,334.0	100.0%
Cost of sales	1,090.0	88.1%		1,062.8	83.5%		2,003.3	89.8%		1,971.8	84.5%

Gross margin	146.9	11.9%		210.0	16.5%		227.3	10.2%		362.2	15.5%
Selling, general and administrative expenses	79.0	6.4%		76.6	6.0%		152.6	6.8%		144.9	6.2%
Transaction-related costs and other, net	9.4	0.8%		8.8	0.7%		16.0	0.7%		18.9	0.8%
Long-lived asset impairment charges, net	0.1	-%		-	-%		0.7	-%		2.6	0.1%

Operating income	58.4	4.7%		124.6	9.8%		58.0	2.6%		195.8	8.4%
Interest expense, net	(19.1)	(1.5%	)	(19.4)	(1.5%	)	(37.4)	(1.7%	)	(37.7)	(1.6%	)
Loss on redemption and other debt costs	-	-%		-	-%		-	-%		(78.5)	(3.4%	)
Gain on acquisition of controlling interest	-	-%		-	-%		-	-%		23.5	1.0%
Foreign exchange gain (loss)	(0.3)	-%		0.3	-%		0.1	-%		0.4	-%

Income before taxes	39.0	3.2%		105.5	8.3%		20.7	0.9%		103.5	4.4%
Less provision for income taxes	10.9	0.9%		31.8	2.5%		3.2	0.1%		32.6	1.4%

Consolidated net income	28.1	2.3%		73.7	5.8%		17.5	0.8%		70.9	3.0%
Less net income attributable to noncontrolling interest	0.9	0.1%		0.9	0.1%		1.9	0.1%		1.6	0.1%

Net income attributable to Axiall	$27.2	2.2%		$72.8	5.7%		$15.6	0.7%		$69.3	2.9%

The following table sets forth certain financial data, by reportable segment, for each of the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014		2013		2014		2013
Sales
Chlorovinyls products	$777.9	62.9%	$801.8	63.0%	$1,460.1	65.4%	$1,416.3	60.7%
Building products	$243.8	19.7%	$244.5	19.2%	$398.5	17.9%	$406.7	17.4%
Aromatics products	$215.2	17.4%	$226.5	17.8%	$372.0	16.7%	$511.0	21.9%

Net sales	$1,236.9	100.0%	$1,272.8	100.0%	$2,230.6	100.0%	$2,334.0	100.0%

Operating income (loss)
Chlorovinyls products	$66.6		$118.2		$89.9		$209.4
Building products	$14.2		$19.6		$3.4		$5.8
Aromatics products	$(7.4)		$4.3		$(2.9)		$17.3
Unallocated corporate	$(15.0)		$(17.5)		$(32.4)		$(36.7)

Total operating income (loss)	$58.4		$124.6		$58.0		$195.8

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

Consolidated Results

Net sales.    For the three months ended June 30, 2014, net sales totaled $1,236.9 million, a decrease of 3 percent compared to $1,272.8 million for the comparable three months ended June 30, 2013. The net sales decrease was primarily attributable to: (1) a $23.9 million decrease in the net sales of our chlorovinyls segment, due to lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity, and also due to lower operating rates and associated sales volumes, caused primarily by the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (2) an $11.3 million decrease in the net sales of our aromatics segment which was due to decreased domestic demand for cumene and decreased export opportunities for phenol.

Gross margin percentage.    Total gross margin percentage decreased to 12 percent for the three months ended June 30, 2014 from 17 percent for the three months ended June 30, 2013. This decrease was principally due to: (1) lower ECU values caused by the factors discussed above; (2) lower operating rates and higher maintenance and operating costs, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) higher natural gas costs. IHS reported that natural gas prices increased 13 percent for the three months ended June 30, 2014 as compared to the prior year, in its publication dated July 1, 2014. These unfavorable factors were offset in part by higher PVC pricing. In the three months ended June 30, 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $3.2 million in fair value inventory purchase accounting adjustment related to the Transactions.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $79.0 million for the three months ended June 30, 2014, an increase of 3 percent from $76.6 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily due to the increase in advertising and promotional costs and information systems related costs.

Transaction-related costs and other, net.    Transaction-related costs and other, net, increased 7 percent to $9.4 million during the three months ended June 30, 2014 from $8.8 million during the three months ended June 30, 2013. The $0.6 million increase was primarily due to higher restructuring and integration costs, partially offset by lower costs to attain Merger-related synergies and a decrease in deal-related costs during the three months ended June 30, 2014, versus the three months ended June 30, 2013.

Long lived asset impairment charges, net.    Long lived asset impairment charges totaled $0.1 million for the three months ended June 30, 2014, due to the write-down of assets in the building products segment associated with the restructuring plan. There were no similar charges in the three months ended June 30, 2013.

Operating income.    Operating income was $58.4 million for the three months ended June 30, 2014 compared to an operating income of $124.6 million for the three months ended June 30, 2013, as a result of the reasons described above and in the discussion for each segment set forth below.

Interest expense, net.    Interest expense, net, was $19.1 million and $19.4 million for the three month periods ended June 30, 2014 and 2013, respectively.

Foreign exchange gain (loss).    Foreign exchange loss was $0.3 million during the three months ended June 30, 2014 compared to a foreign exchange gain of $0.3 million during the three months ended June 30, 2013. The decrease in foreign exchange gain (loss) was primarily due to the devaluation of the United States dollar against the Canadian dollar.

Provision for income taxes. The provision for income taxes was $10.9 million for the three months ended June 30, 2014, compared with a provision for income taxes of $31.8 million for the three months ended June 30, 2013. The decrease was primarily due to a lower income before income taxes during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Our effective income tax rates for the three months ended June 30, 2014 and 2013 were 27.9 percent and 30.2 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 and 2013 was primarily due to various permanent differences including deductions for manufacturing activities.

Chlorovinyls Segment

Net sales.    Net sales totaled $777.9 million for the three months ended June 30, 2014, a decrease of 3 percent versus net sales of $801.8 million for the comparable three month period in 2013. Our overall net sales decrease was primarily due to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; and (2) decreased operating rates and associated sales volumes, due in part to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014, partially offset by higher PVC pricing.

Operating income.    Operating income decreased by $51.6 million to $66.6 million for the three months ended June 30, 2014 from $118.2 million for the three months ended June 30, 2013. The decrease was principally due to: (1) lower ECU values, caused primarily by the factors discussed above; (2) lower operating rates and higher maintenance and operating costs, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) higher natural gas costs which were due in part to severe winter weather. IHS reported that industry natural gas prices increased 13 percent for the three months ended June 30,

2014, as reported in its publication dated July 1, 2014. These unfavorable factors were offset in part by higher PVC pricing. The Adjusted EBITDA decrease of $56.0 million to $121.6 million for the three months ended June 30, 2014 from $177.6 million for the three months ended June 30, 2013 was predominantly due to higher natural gas and maintenance costs, lower ECU values and lower operating rates, partially offset by higher PVC pricing.

Building Products Segment

Net Sales.    Net sales totaled $243.8 million for the three months ended June 30, 2014, which were slightly lower than net sales of $244.5 million for the comparable three month period in 2013. The net sales decrease was primarily due to the impact of a weaker Canadian dollar. On a constant currency basis, net sales increased by 3 percent. During the three months ended June 30, 2014, total sales volumes increased by 3 percent, with sales volumes in the United States higher by 18 percent as compared to the three months ended June 30, 2013, while Canadian sales volumes declined 9 percent. For the three months ended June 30, 2014, our building products segment's geographical sales to the United States and Canada were 53 percent and 46 percent, respectively, compared with 47 percent and 52 percent, respectively, for the three months ended June 30, 2013.

Operating Income.    Operating income was $14.2 million for the three months ended June 30, 2014, compared to operating income of $19.6 million for the three months ended June 30, 2013. The $5.4 million decrease in operating income was primarily driven by higher distribution costs, higher selling related expenditures and higher charges stemming from plant consolidation activities. Adjusted EBITDA decreased to $24.7 million for the three months ended June 30, 2014 compared to an Adjusted EBITDA of $28.2 million for the three months ended June 30, 2013. The $3.5 million decrease in Adjusted EBITDA was primarily due to the impact of the weaker Canadian dollar, higher distribution costs and higher selling related expenditures.

Aromatics Segment

Net Sales.    Net sales were $215.2 million for the three months ended June 30, 2014, a decrease of 5 percent versus $226.5 million for the comparable three month period in 2013. The net sales decrease primarily resulted from a 12 percent decrease in cumene sales volume and a 29 percent decrease in phenol and acetone sales volumes, while overall sales prices increased due to higher benzene and propylene costs. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

Operating income (loss).    Operating loss was $7.4 million and operating income was $4.3 million for the three months ended June 30, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the three months ended June 30, 2014, versus the comparable three months ended June 30, 2013 and were lower than the industry operating rates for the three months ended June 30, 2014, as reported in the June 2014 IHS publication. The $11.7 million decrease in operating income to an operating loss of $7.4 million and our lower operating rates were due primarily to the overall weakening of the domestic and international aromatics markets. The Adjusted EBITDA decrease of $11.6 million to negative $7.0 million for the three months ending June 30, 2014 from

$4.6 million of positive Adjusted EBITDA for the three months ending June 30, 2013 was principally due to lower domestic and export sales volumes, which were a result of the factors discussed in the preceding paragraph.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Consolidated Results

Net sales.    For the six months ended June 30, 2014, net sales totaled $2,230.6 million, a decrease of 4 percent compared to $2,334.0 million for the comparable six months ended June 30, 2013. The net sales decrease was primarily attributable to: (1) $139.0 million lower net sales in our aromatics segment due to decreased domestic demand for cumene and decreased export opportunities for phenol, both of which were due primarily to significant recent additions of phenol production capacity in Asia; and (2) $8.2 million decrease in our building products segment's net sales, which was primarily due to the impact of a weaker Canadian dollar. The reduction in sales was partially offset by the inclusion of six months of sales results from the Merged Business in our chlorovinyls segment for the year-to-date period ended June 30, 2014 versus the inclusion of only five months of sales results from the Merged Business for the year-to-date period ended June 30, 2013.

Gross margin percentage.    Total gross margin percentage decreased to 10 percent for the six months ended June 30, 2014 from 16 percent for the six months ended June 30, 2013. This decrease was principally due to: (1) lower ECU values, especially with respect to caustic pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) lower operating rates and higher maintenance and operating costs in our chlorovinyls segment, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) higher natural gas costs. IHS reported that natural gas prices increased 27 percent for the six months ended June 30, 2014 as compared to the prior year, in its publication dated July 1, 2014. These unfavorable factors were offset in part by higher PVC pricing. In 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $13.4 million due to the fair value inventory purchase accounting adjustment related to the Merged Business.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $152.6 million for the six months ended June 30, 2014, an increase of 5 percent from $144.9 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily due to the increase in amortization expense as well as other expenses, resulting from the inclusion of six months of expenses from the Merged Business during the year-to-date period ended June 30, 2014 versus only five months for the year-to-date period ended June 30, 2013.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 15 percent to $16.0 million during the six months ended June 30, 2014 from $18.9 million during the six months ended June 30, 2013. The $2.9 million decrease was primarily due to lower integration costs, lower deal-related costs and lower costs to attain Merger-related synergies, partially offset by higher restructuring and other costs during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Long lived asset impairment charges, net.    Long lived asset impairment charges totaled $0.7 million for the six months ended June 30, 2014, due to the write-down of assets in the building products segment, as part of the restructuring plan for building products. In the six months ended June 30, 2013, we experienced long-lived asset impairment charges, net of $2.6 million related to the write-down of a property held for sale in our building products segment.

Operating income.    Operating income was $58.0 million for the six months ended June 30, 2014 compared to an operating income of $195.8 million for the six months ended June 30, 2013, as a result of the reasons described above and in the discussion for each segment set forth below.

Interest expense, net.    Interest expense, net, totaled $37.4 million and $37.7 million for the six month periods ended June 30, 2014 and 2013, respectively.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost resulted from the financing of the Transactions and financing fees associated with the retirement of our 9 percent notes in 2013, which included a $55.4 million make-whole payment. There were no similar transactions or refinancing activities during the six months ended June 30, 2014.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest of PHH that we did not previously own. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. During the six months ended June 30, 2013, we recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH held before the Merger in accordance with GAAP. We had no such gain during the six months ended June 30, 2014.

Foreign exchange gain.    Foreign exchange gain totaled $0.1 million and $0.4 million during the six months ended June 30, 2014 and 2013, respectively. The decrease in foreign exchange gain is primarily due to the devaluation of the United States dollar against the Canadian dollar.

Provision for income taxes. The provision for income taxes was $3.2 million for the six months ended June 30, 2014, compared to a provision for income taxes of $32.6 million for the six months ended June 30, 2013. The decrease was primarily due to a lower income before income taxes during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Our effective income tax rates for the six months ended June 30, 2014 and 2013 were 15.3 percent and 31.5 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $3.5 million in the six months ended June 30, 2014. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities.

Chlorovinyls Segment

Net sales.    Net sales totaled $1,460.1 million for the six months ended June 30, 2014, an increase of 3 percent versus net sales of $1,416.3 million for the comparable six month period in 2013. Our overall net sales increase was primarily due to the inclusion of six months of sales results from the Merged Business for the year-to-date period ended June 30, 2014 versus the inclusion of only five months of sales results from the Merged Business for the year-to-date period ended June 30, 2013, offset by: (1) lower ECU values, especially with respect to caustic pricing, caused primarily by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; and (2) decreased operating rates, primarily as a result of the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014.

Operating income.    Operating income decreased by $119.5 million to $89.9 million for the six months ended June 30, 2014 from $209.4 million for the six months ended June 30, 2013. The decrease was principally due to: (1) lower ECU values, resulting primarily from the reasons discussed above;

(2) lower operating rates and higher maintenance and operating costs, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) higher natural gas costs. These unfavorable factors were offset in part by higher PVC pricing. In its publication dated July 1, 2014, IHS reported that industry natural gas prices increased 27 percent for the six months ended June 30, 2014. These unfavorable factors were offset in part by higher PVC pricing. During the six months ended June 30, 2013, the segment's operating income was negatively impacted by approximately $13.4 million due to the fair value inventory purchase accounting adjustment related to the Merged Business. In addition, operating income was impacted by $3.5 million of costs to attain Merger-related synergies, which includes plant reliability improvement initiatives, during the six months ended June 30, 2014. The Adjusted EBITDA decrease of $114.0 million to $197.8 million for the six months ended June 30, 2014 from $311.8 million for the six months ended June 30, 2013 was predominantly due to the same three factors discussed above with respect to operating income, partially offset by the six full months of Adjusted EBITDA contributed by the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $398.5 million for the six months ended June 30, 2014, decreasing 2 percent versus $406.7 million for the comparable six month period in 2013. The net sales decrease was primarily due to the impact of a weaker Canadian dollar. On a constant currency basis, net sales increased by 1 percent. During the first six months of 2014, total sales volumes increased 4 percent, with sales volumes in the United States increasing by 16 percent, while Canadian sales volumes declined 7 percent. For the six months ended June 30, 2014, our building products segment's geographical sales to the United States and Canada were 55 percent and 44 percent respectively, compared with 49 percent and 50 percent for the six months ended June 30, 2013.

Operating Income.    Operating income was $3.4 million for the six months ended June 30, 2014, compared to operating income of $5.8 million for the six months ended June 30, 2013. The $2.4 million decrease in operating results was primarily driven by higher selling related expenditures, higher charges stemming from plant consolidation activities and higher distribution costs, partially offset by lower general and administrative expenses. Adjusted EBITDA decreased to $24.7 million for the six months ended June 30, 2014 compared to an Adjusted EBITDA of $25.7 million for the six months ended June 30, 2013. The $1.0 million decrease in Adjusted EBITDA was primarily driven by due to the impact of the weaker Canadian dollar higher selling related expenditures and higher distribution costs, partially offset by lower general and administrative expenses.

Aromatics Segment

Net Sales.    Net sales were $372.0 million for the six months ended June 30, 2014, a decrease of 27 percent versus $511.0 million for the comparable six month period in 2013. The net sales decrease primarily resulted from a 32 percent decrease in cumene sales volume and a 30 percent decrease in phenol and acetone sales volumes, partially offset by higher overall sales prices due to higher benzene costs. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us. We expect these lower levels of phenol and cumene sales volumes to continue throughout the remainder of 2014.

Operating income (loss).    Operating loss was $2.9 million and operating income was $17.3 million for the six months ended June 30, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the six months ended June 30, 2014, versus the comparable six months ended June 30, 2013 and were lower than the industry operating rates for the six months ended June 30, 2014, as reported in the June 2014 IHS publication. The $20.2 million decrease in operating income and our lower operating rates were due primarily to the overall weakening of the domestic and international aromatics markets. The Adjusted EBITDA decrease of $19.9 million to negative $2.1 million for the six months ending June 30, 2014 from $17.8 million for the six months ending June 30, 2013 was principally due to lower domestic and export sales volumes, which were a result of the factors discussed in the preceding paragraph.

Liquidity and Capital Resources

Operating Activities.    For the six months ended June 30, 2014, net cash provided by operating activities was $16.2 million compared to $34.8 million net cash used in operating activities for the six months ended June 30, 2013. Total working capital used in operations for the six month periods ended June 30, 2014 and 2013 was $102.7 million and $266.3 million, respectively. The decrease in working capital used during the first six months of 2014 as compared to the first six months of 2013 was primarily attributable to a decrease of $55.2 million in cash flows used for inventory and a $80.2 million decrease in working capital used by receivables due to lower net sales in 2014 versus 2013 and a $33.2 million decrease in prepaid expenses. As of June 30, 2014, net working capital was $604.6 million.

Investing Activities.    For the six months ended June 30, 2014 and 2013, net cash used in investing activities was $91.8 million and $28.9 million, respectively. In the six months ended June 30, 2014 and 2013, cash used for capital expenditures was $87.7 million and $55.6 million, respectively, with the increase primarily related to investments in our chlorovinyls segment. The capital expenditures for the six months ended June 30, 2013 were partially offset by $26.7 million of cash acquired in the Merger.

Financing Activities.    For the six months ended June 30, 2014 and 2013, net cash used in financing activities was $25.9 million and $89.7 million, respectively. During the six months ended June 30, 2014, our financing activities primarily consisted of the distribution of dividends to both our shareholders and the noncontrolling interest partner in our TCI joint venture. During the six months ended June 30, 2013, our financing activities included: (1) the assumption of $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco, Inc. ("Spinco") due 2021 (the "4.625 Notes"); (2) $195.8 million of borrowings under Spinco's term loan facility (the "Term Loan") in connection with the Transactions; and (3) the tender offer for, and redemption of $500.0 million of our outstanding 9 percent senior secured notes due 2017 (the "9 percent notes") with the proceeds from the issuance of $450 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes"). Also, during the six months ended June 30, 2013, we repaid approximately $80.4 million of the outstanding balance of the Term Loan.

ABL Revolver

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.00 million of revolving credit. The agreement governing the ABL Revolver (the "ABL Credit Agreement") contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for six consecutive business days. At June 30, 2014, we had an outstanding balance of $13.7 million on our ABL Revolver compared to a zero outstanding balance at December 31, 2013. Our availability under the ABL Revolver at June 30, 2014 was approximately

$400.8 million, net of outstanding letters of credit totaling $85.5 million and the $13.7 million outstanding balance.

Our short term borrowing activity as of and for the quarter ended June 30, 2014 is as follows:

(Dollars in millions)	As of and for the quarter ended June 30, 2014
Short-term borrowings from banks:
Outstanding amount at period ending	$13.7
Weighted average interest rate at period ending	3.75%
Average daily amount outstanding for the period	$9.5
Weighted average daily interest rate for the period	3.75%
Maximum month end amount outstanding during the period	$14.2

Borrowings under the ABL Revolver were at variable interest rates. The applicable rate for future borrowings is 1.75 percent to 3.75 percent based on LIBOR or certain United States index rates plus the applicable margin under the ABL Revolver.

As of June 30, 2014, we were in compliance with all covenants under the ABL Credit Agreement, the Term Loan agreement and the indentures governing our 4.625 Notes and 4.875 Notes.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and co mply with the financial ratios in our debt agreements. We have no significant required payments of principal on our outstanding debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Dividends.    On March 4, 2014, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of March 28, 2014 and a payment date of April 10, 2014. On May 20, 2014, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of June 27, 2014 and a payment date of July 11, 2014.

Contractual Obligations.    Information related to our contractual obligations as of December 31, 2013 can be found in our 2013 Annual Report on Form 10-K (our "2013 Annual Report") in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our contractual obligations at June 30, 2014 have decreased by approximately 9 percent since December 31, 2013. The decrease from December 31, 2013 is primarily related to a decrease in our raw material feedstocks purchase obligations due to consumption in production during the six months ended June 30, 2014.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with four non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

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

Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP.

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

In addition, Axiall may compare certain financial information including building products net sales on a constant currency basis. We present such information to provide a framework for investors to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, primarily fluctuations in the Canadian dollar. To present this information, current and comparative prior period financial information for certain businesses reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rate in effect during the period, rather than the average exchange rates in effect during the respective periods.

Adjusted Earnings Per Share, Adjusted Net Income, Adjusted EBITDA and Net Sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income, GAAP diluted earnings per share or Net Sales, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA and building products net sales on a constant currency basis, may be different from the calculation used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted earnings per share attributable to Axiall	$0.38	$1.03	$0.22	$1.06
Earnings per share related to adjustments between net income attributable to Axiall and Adjusted Net Income	0.10	0.16	0.18	0.92

Adjusted Earnings Per Share	$0.48	$1.19	$0.40	$1.98

Adjusted Net Income Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Net income attributable to Axiall	$27.2	$72.8	$15.6	$69.3
Pretax charges:
Fair value of inventory—purchase accounting	-	3.2	-	13.4
Merger-related and other, net	7.1	3.5	11.7	12.9
Costs to attain Merger-related synergies	2.3	11.3	6.9	12.0
Long-lived asset impairment charges, net	0.1	-	0.7	2.6
Gain on acquisition of controlling interests	-	-	-	(23.5)
Loss on redemption and other debt costs	-	-	-	78.5

Total pretax charges	9.5	18.0	19.3	95.9
Provision for taxes related to these items	3.2	6.8	6.7	36.1

After tax effect of above items	6.3	11.2	12.6	59.8

Adjusted Net Income	$33.5	$84.0	$28.2	$129.1

Diluted earnings per share attributable to Axiall	$0.38	$1.03	$0.22	$1.06
Adjusted Earnings Per Share	$0.48	$1.19	$0.40	$1.98
Adjusted EBITDA	$128.1	$197.9	$195.8	$331.3

Adjusted EBITDA Reconciliations

Three Months Ended June 30, 2014
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$121.6	$24.7	$(7.0)	$(11.2)	$128.1
Costs to attain Merger-related synergies	(0.3)	-	-	(2.0)	(2.3)
Long-lived asset impairment charges, net	-	(0.1)	-	-	(0.1)
Depreciation and amortization	(51.9)	(8.7)	(0.4)	(2.5)	(63.5)
Interest expense, net	-	-	-	(19.1)	(19.1)
Provision for income taxes	-	-	-	(10.9)	(10.9)
Other	(3.0)	(1.8)	-	0.7	(4.1) (a)

Consolidated net income (loss)(b)	$66.4	$14.1	$(7.4)	$(45.0)	$28.1

(a) Includes $7.1 million Merger-related and other, net, partially offset by $1.6 million of lease financing obligations interest and $1.4 million for debt issuance cost amortization.

(b) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended June 30, 2013
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$177.6	$28.2	$4.6	$(12.5)	$197.9
Costs to attain Merger-related synergies	(7.5) (a)	-	-	(3.8)	(11.3)
Depreciation and amortization	(47.5)	(8.6)	(0.3)	(1.6)	(58.0)
Interest expense, net	-	-	-	(19.4)	(19.4)
Benefit from income taxes	-	-	-	(31.8)	(31.8)
Other	(3.6)	-	-	(0.1)	(3.7) (b)

Consolidated net income(c)	$119.0	$19.6	$4.3	$(69.2)	$73.7

(a) Includes $5.9 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b) Includes $3.5 million Merger-related and other, net, and $3.2 million of inventory fair value purchase accounting adjustment, partially offset by $1.8 million of lease financing obligations interest and $1.2 million for debt issuance cost amortization.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2014
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$197.8	$24.7	$(2.1)	$(24.6)	$195.8
Costs to attain Merger-related synergies	(3.5) (a)	-	-	(3.4)	(6.9)
Long-lived asset impairment charges, net	-	(0.7)	-	-	(0.7)
Depreciation and amortization	(101.5)	(17.4)	(0.8)	(4.5)	(124.2)
Interest expense, net	-	-	-	(37.4)	(37.4)
Provision for income taxes	-	-	-	(3.2)	(3.2)
Other	(3.0)	(3.0)	-	0.1	(5.9) (b)

Consolidated net income (loss)(c)	$89.8	$3.6	$(2.9)	$(73.0)	$17.5

(a) Includes $2.5 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b) Includes $11.7 million in Merger-related and other, net, offset by $3.3 million of lease financing obligations interest and $2.5 million for debt issuance cost amortization expense.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$311.8		$25.7	$17.8	$(24.0)	$331.3
Costs to attain Merger-related synergies	(8.2	)(a)	-	-	(3.8)	(12.0)
Long-lived asset impairment charges, net	-		(2.6)	-	-	(2.6)
Depreciation and amortization	(79.0)		(17.4)	(0.6)	(3.3)	(100.3)
Interest expense, net	-		-	-	(37.7)	(37.7)
Gain on acquisition of controlling interest	23.5		-	-	-	23.5
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Provision for income taxes	-		-	-	(32.6)	(32.6)
Other	(14.4)		0.2	0.1	(6.1)	(20.2) (b)

Consolidated net income(c)	$233.7		$5.9	$17.3	$(186.0)	$70.9

(a) Includes $5.9 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b) Includes $12.8 million of Merger-related and other, net, and $13.4 million of inventory fair value purchase accounting adjustment, partially offset by $3.6 million of lease financing obligations interest and $2.4 million for debt issuance cost amortization expense.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Constant Currency Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Building Products net sales	$243.8	$244.5	$398.5	$406.7
Impact of currency exchange rates	7.3	-	13.0	-

Building Products constant currency sales	$251.1	$244.5	$411.5	$406.7

Outlook

As compared to our second quarter 2014 financial results, we expect our third quarter 2014 results to be influenced by the following:

•
In our Chlorovinyls segment, we expect lower maintenance costs and increased sales volumes due to completion of the work at our PHH VCM manufacturing plant. We also expect lower natural gas costs and higher ethylene costs.

•
In our Building Products segment, we expect higher sales volumes in the U.S. and the continued negative impact we experienced in the second quarter of the weaker Canadian dollar.

•
In our Aromatics segment, we expect a continuation of the conditions in the second quarter with low sales volumes due to the recent additional capacity in this market.

North American market prices for both chlorine and caustic soda have declined over the last year. Based on what we observed in the market, we still believe ECU values have bottomed or are close to bottoming.

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

•
our level of indebtedness and debt service obligations and ability to continue to comply with the covenants in the ABL Credit Agreement, the Term Loan agreement and the indentures governing the 4.875 Notes and the 4.625 Notes;

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2014, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2013 Annual Report on Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2013 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4.    CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $62 million and $64 million, respectively, of which approximately $10 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in the fourth quarter of 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of June 30, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

  •
  As of June 30, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of June 30, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended June 30, 2014:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
April 1 - April 30, 2014	-	$ -
May 1 - May 31, 2014	144,718	$43.74
June 1 - June 30, 2014	785	$48.40

Total	145,503

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS

4.1	Second supplemental indenture, dated as of June 27, 2014, to the indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee.
4.2
Third supplemental indenture, dated as of June 27, 2014, to the indenture, dated as of January 28, 2013, by and among the Eagle Spinco Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee.
10.1
Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2014, and incorporated herein by reference)*
10.2
Form of TSR-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2014, and incorporated herein by reference)*
10.3
Form of Time-Based Restricted Stock Unit Agreement for Certain Executive Officers (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on May 22, 2014, and incorporated herein by reference)*
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: August 7, 2014	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2014	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)