Form 10-Q
period 2014-09-30
AXIALL CORP/DE/
filed 2014-11-06
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-9753

AXIALL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road, Suite 1200, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2014
Common Stock, $0.01 par value	70,196,116

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$113.7	$166.5
Receivables, net of allowance for doubtful accounts of $5.4 million at September 30, 2014 and $5.5 million at December 31, 2013.	591.3	548.8
Inventories	405.8	403.6
Prepaid expenses and other	27.8	31.6
Deferred income taxes	24.2	18.0

Total current assets	1,162.8	1,168.5
Property, plant and equipment, net	1,660.7	1,658.7
Goodwill	1,754.8	1,763.2
Customer relationships, net	1,049.2	1,101.8
Other intangible assets, net	69.3	72.9
Other assets, net	104.5	112.1

Total assets	$5,801.3	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	372.6	313.7
Interest payable	12.8	15.4
Income taxes payable	10.5	17.1
Accrued compensation	26.8	61.5
Other accrued current liabilities	115.1	132.6

Total current liabilities	540.6	543.1
Long-term debt, excluding the current portion of long-term debt	1,328.3	1,330.0
Lease financing obligation	97.5	104.7
Deferred income taxes	818.9	865.5
Pensions and other postretirement benefits	119.0	129.8
Other non-current liabilities	163.4	175.8

Total liabilities	3,067.7	3,148.9

Commitments and contingencies

Equity:

Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at September 30, 2014 and December 31, 2013; issued and outstanding: 70,196,116 at September 30, 2014 and 69,890,666 at December 31, 2013.	0.7	0.7
Additional paid-in capital	2,279.1	2,272.6
Retained earnings	295.1	269.3
Accumulated other comprehensive income, net of tax	47.7	66.3

Total Axiall stockholders' equity	2,622.6	2,608.9
Noncontrolling interest	111.0	119.4

Total equity	2,733.6	2,728.3

Total liabilities and equity	$5,801.3	$5,877.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales	$1,269.4	$1,197.5	$3,500.0	$3,531.5
Operating costs and expenses:
Cost of sales	1,107.3	1,003.9	3,110.6	2,975.7
Selling, general and administrative expenses	79.8	74.9	232.4	219.8
Transaction-related costs and other, net	7.8	14.8	23.8	33.7
Long-lived asset impairment charges, net	0.3	25.8	1.0	28.4

Total operating costs and expenses	1,195.2	1,119.4	3,367.8	3,257.6

Operating income	74.2	78.1	132.2	273.9
Interest expense, net	(19.5)	(19.7)	(56.9)	(57.4)
Loss on redemption and other debt costs	-	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	-	23.5
Foreign exchange loss	(0.3)	(0.4)	(0.2)	-

Income before income taxes	54.4	58.0	75.1	161.5
Provision for income taxes	9.3	18.7	12.5	51.3

Consolidated net income	45.1	39.3	62.6	110.2
Less net income attributable to noncontrolling interest	0.6	0.3	2.5	1.9

Net income attributable to Axiall	$44.5	$39.0	$60.1	$108.3

Income per share attributable to Axiall:
Basic	$0.64	$0.56	$0.86	$1.63
Diluted	$0.63	$0.55	$0.85	$1.62

Weighted average common shares outstanding:
Basic	70.2	69.9	70.0	66.4
Diluted	70.6	70.4	70.6	66.8

Dividends per common share	$0.16	$0.16	$0.48	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Consolidated net income	$45.1	$39.3	$62.6	$110.2
Less net income attributable to noncontrolling interest	0.6	0.3	2.5	1.9

Net income attributable to Axiall	44.5	39.0	60.1	108.3

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(27.4)	10.2	(29.3)	(16.4)
Pensions and other postretirement benefit liability adjustments	(2.3)	0.5	(7.1)	1.6
Unrealized gain (loss) on derivative cash flow hedges	1.4	(0.3)	0.8	(1.1)

Other comprehensive income (loss), before income taxes	(28.3)	10.4	(35.6)	(15.9)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	(11.2)	3.0	(13.8)	(5.6)

Other comprehensive income (loss), net of tax	(17.1)	7.4	(21.8)	(10.3)
Other comprehensive loss, attributable to noncontrolling interest net of tax	(1.9)	-	(3.2)	-

Other comprehensive income (loss) attributable to Axiall, net of tax	(15.2)	7.4	(18.6)	(10.3)

Comprehensive income, net of income taxes	28.0	46.7	40.8	99.9
Less comprehensive income (loss) attributable to noncontrolling interest	(1.3)	0.3	(0.7)	1.9

Comprehensive income attributable to Axiall	$29.3	$46.4	$41.5	$98.0

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash flows from operating activities:
Consolidated net income	$62.6	$110.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	128.4	108.1
Amortization	56.1	49.0
Loss on redemption and other debt costs	-	78.5
Gain on acquisition of controlling interest	-	(23.5)
Long-lived asset impairment charges, net	1.0	28.4
Other non-cash items	(0.6)	9.4
Deferred income taxes	(35.6)	(10.0)
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(50.4)	(194.1)

Net cash provided by operating activities	161.5	156.0

Cash flows from investing activities:
Capital expenditures	(147.4)	(108.5)
Acquisitions, net of cash acquired	(6.1)	26.7
Proceeds from sale of assets and other	5.3	11.1

Net cash used in investing activities	(148.2)	(70.7)

Cash flows from financing activities:
Borrowings on ABL revolver	148.9	402.5
Repayments on ABL revolver	(148.9)	(402.5)
Issuance of long-term debt	-	450.0
Long-term debt payments	(2.6)	(531.1)
Deferred acquisition payments	(10.0)	-
Lease financing obligation payment	(2.3)	-
Make-whole and other fees paid related to financing activities	(0.6)	(98.0)
Dividends paid	(33.8)	(11.2)
Distribution to noncontrolling interest	(7.7)	(13.3)
Excess tax benefits from share-based payment arrangements	2.3	0.8
Stock compensation plan activity	(7.0)	(1.5)

Net cash used in financing activities	(61.7)	(204.3)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	(1.4)

Net change in cash and cash equivalents	(52.8)	(120.4)
Cash and cash equivalents at beginning of period	166.5	200.3

Cash and cash equivalents at end of period	$113.7	$79.9

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

Our financial condition as of, and our operating results for, the three and nine month periods ended September 30, 2014 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2014 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications are of a normal recurring nature and did not impact the Company's operating income or consolidated net income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and nine month periods ended September 30, 2014 from those disclosed in the 2013 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

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

The purchase price of the Merged Business of approximately $2.8 billion consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) assumed debt of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other postretirement obligations.

Summary Pro Forma Information.    The following unaudited pro forma financial information reflects our consolidated results of operations as if the Transactions had taken place on January 1, 2012. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment acquired in the Merger, amortization of acquired intangible assets and interest expense on the debt we incurred to finance the Transactions. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the Transactions actually closed on January 1, 2012, nor is it necessarily indicative of future results.

(In millions, except per share data)	Nine Months Ended September 30, 2013
Net sales	$3,639.2
Net income attributable to Axiall	$106.3
Net income per share attributable to Axiall:
Basic	$1.52
Diluted	$1.51

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand-alone basis is not practicable, as the Merged Business is not being operated as a stand-alone business.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Update is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our condensed consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. In accordance with this Update, at September 30, 2014, the Company reclassified liabilities associated with certain unrecognized tax benefits as a reduction to a deferred tax assets for a net operating loss carryforward in the amount of $4.5 million.

4. INVENTORIES

As of September 30, 2014 and December 31, 2013, the major classes of inventories were as follows:

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$160.4	$159.5
Work-in-progress	7.3	5.2
Finished goods	238.1	238.9

Inventories	$405.8	$403.6

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Chemical manufacturing plants	$1,407.5	$1,361.7
Machinery and equipment	1,145.0	1,070.4
Buildings	205.1	214.4
Land and land improvements	175.7	195.3
Construction-in-progress	109.9	116.9

Property, plant and equipment, at cost	3,043.2	2,958.7
Less: accumulated depreciation	1,382.5	1,300.0

Property, plant and equipment, net	$1,660.7	$1,658.7

6. GOODWILL, OTHER INTANGIBLE ASSETS AND RESTRUCTURING

Our intangible assets consist of goodwill, customer relationships, supply contracts, trade names, and technology. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer lists, trade names and technology) acquired and liabilities assumed under acquisition accounting for business combinations.

We have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting units.

Goodwill.    During the nine month period ended September 30, 2014, the Company recorded an immaterial correction of an error related to the overstatement of certain assets and deferred tax liabilities recorded in connection with the acquisition accounting for the Merged Business that were outside of the measurement period. The Company recognized a $0.7 million decrease in the fair value of acquired net assets and a $0.7 million increase to goodwill on the consolidated balance sheet as of September 30, 2014. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment is immaterial to the current and prior periods' financial statements. The following table provides the detail of the changes made to goodwill during the nine months ended September 30, 2014.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at December 31, 2013	$1,753.3	$9.9	$1,763.2

Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Adjustments	0.7	-	0.7
Foreign currency translation adjustment	(9.1)	-	(9.1)

Gross goodwill at September 30, 2014	1,800.4	160.3	1,960.7
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at September 30, 2014	$1,744.9	$9.9	$1,754.8

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $6.0 million at September 30, 2014 and December 31, 2013 in our building products segment.

Valuation of Goodwill and Indefinite-Lived Intangible Assets:    The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying value of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization. As of September 30, 2014 we do not believe there have been any events or circumstances that would require us to perform an interim impairment test in our reporting units that carry goodwill and indefinite-lived intangible assets. However, certain factors including but not limited to a sustained decline in our market capitalization below its book value or further deterioration in our industry or market conditions could lead us to determine, in a future period, that an impairment test would be required and result in an impairment charge, which could have a negative impact on our result of operations.

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

Definite-lived intangible assets.    At September 30, 2014 and December 31, 2013, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segment. The values of these assets acquired are $1.1 billion for customer relationships, $42.6 million for supply contracts, $14.9 million for technology and $6.0 million for trade names. At September 30, 2014 and December 31, 2013, there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of September 30, 2014 and December 31, 2013.

	Chlorovinyls		Building Products		Total
(In millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross carrying amounts
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Trade names	6.0	6.0	-	-	6.0	6.0
Technology	14.9	14.9	17.4	17.4	32.3	32.3

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated amortization:
Customer relationships	(104.8)	(58.2)	(11.7)	(10.5)	(116.5)	(68.7)
Supply contracts	(3.6)	(2.0)	-	-	(3.6)	(2.0)
Trade names	(0.6)	(0.3)	-	-	(0.6)	(0.3)
Technology	(1.1)	(0.6)	(12.3)	(11.1)	(13.4)	(11.7)

Total	(110.1)	(61.1)	(24.0)	(21.6)	(134.1)	(82.7)
Foreign currency translation adjustment:
Customer relationships	(8.8)	(4.0)	-	-	(8.8)	(4.0)

Total	(8.8)	(4.0)	-	-	(8.8)	(4.0)
Net carrying amounts
Customer relationships	1,028.7	1,080.1	20.5	21.7	1,049.2	1,101.8
Supply contracts	39.0	40.6	-	-	39.0	40.6
Trade names	5.4	5.7	-	-	5.4	5.7
Technology	13.8	14.3	5.1	6.3	18.9	20.6

Total	$1,086.9	$1,140.7	$25.6	$28.0	$1,112.5	$1,168.7

The weighted average estimated useful life remaining for customer relationships, supply contracts, definite-lived trade names and technology is approximately 16 years, 18 years, 15 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $16.8 million and $15.2 million for the three months ended September 30, 2014 and 2013, respectively and $51.4 million and $45.0 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated annual amortization expense for definite-lived intangible assets the next five fiscal years is approximately $67.1 million per year.

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the three and nine month periods ended September 30, 2014, we recorded $1.0 million and $3.9 million, respectively, in restructuring charges in our building products segment that are included in Transaction-related costs and other, net in the unaudited condensed consolidated statements of operations. We expect to complete these restructuring initiatives in 2015 with additional expected restructuring charges in 2014 and 2015 totaling a combined $2.4 million.

7. OTHER ASSETS, NET

As of September 30, 2014 and December 31, 2013, other assets, net of accumulated amortization, consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Pension assets	$28.8	$26.9
Deferred financing costs, net	25.9	28.8
Deferred income taxes	17.4	21.8
Advances to and investments in joint ventures, net	19.4	14.2
Advances for long-term purchase contracts, net	2.3	9.1
Long-term assets held for sale	4.6	3.9
Other	6.1	7.4

Total other assets, net	$104.5	$112.1

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of September 30, 2014 and December 31, 2013, our long-term debt consisted of the following:

(In millions)	Maturity Date	September 30, 2014	December 31, 2013
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $2.0 million at September 30, 2014 and $2.4 million at December 31, 2013)	January 28, 2017	193.1	194.8
ABL Revolver	January 28, 2018	-	-

Total debt		$1,331.1	$1,332.8
Less current portion of long-term debt		(2.8)	(2.8)

Long-term debt, net		$1,328.3	$1,330.0

Term Loan and ABL Revolver

As of September 30, 2014, outstanding borrowings under the Company's term loan facility (the "Term Loan") had a stated interest rate of 3.50 percent per annum.

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.0 million of revolving credit. The credit agreement governing the ABL Revolver (the "ABL Credit Agreement") contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for three consecutive business days. As of September 30, 2014 and December 31, 2013, we had no outstanding balance on our ABL Revolver. Our availability under the ABL Revolver at September 30, 2014 was approximately $414.6 million, net of outstanding letters of credit totaling $85.4 million.

As of September 30, 2014, we were in compliance with the covenants under the ABL Credit Agreement, the Term Loan agreement, the indentures governing $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco Inc. ("Spinco") due 2021 (the "4.625 Notes") and $450.0 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes").

Lease Financing Obligation

As of September 30, 2014 and December 31, 2013, we had a lease financing obligation of $97.5 million and $104.7 million, respectively. The change from the December 31, 2013 balance is due to a one-time $2.3 million payment and the change in the Canadian dollar exchange rate as of September 30, 2014. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor, resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $1.6 million and $3.8 million as of September 30, 2014 and December 31, 2013, respectively. We are not obligated to repay the lease financing obligation amount of $97.5 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of September 30, 2014 are $1.4 million in 2014, $5.7 million in 2015, $5.7 million in 2016 and $1.4 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2013 is due to a one-time $2.3 million payment, current period lease payments and the change in the Canadian dollar exchange rate as of September 30, 2014.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our Term Loan facility is based on present rates for indebtedness with similar amounts, durations and credit risk. Our commodity purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 6 to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$663.9	$688.0	$676.4
4.875 Notes	$450.0	$432.8	$450.0	$426.9
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $2.0 million at September 30, 2014 and $2.4 million at December 31, 2013)	$193.1	$194.2	$194.8	$199.0
Derivative instrument:
Commodity purchase contracts	$1.7	$1.7	$-	$-

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

As of September 30, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $61 million and $64 million, respectively, of which approximately $10 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•
We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin during the fourth quarter of 2014 and continue for a number of years thereafter, with a period of monitoring for remedy effectiveness to follow remediation. As of September 30, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

•
As of September 30, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

•
As of September 30, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

•
In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the new regulations will require significant capital expenditures, which we currently estimate at approximately $30 million. In addition, coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

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

Involuntary Conversion of Property, Plant and Equipment.    On December 20, 2013, a fire occurred in what is commonly known as the Company's PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. The fire impacted several process components of the PHH VCM manufacturing plant. Operations at the plant returned to full service at the end of June 2014. The Company maintains property and business interruption insurance policies that provided coverage for the losses arising from this incident, less applicable deductibles. We believe we will receive net insurance proceeds greater than the carrying value of the assets that were impacted by the fire, related cleanup and other costs. In the three and nine months ended September 30, 2014, we received and recorded a portion of our insurance claim for the physical property damage to the assets impacted by the fire. We expect to realize and record net gains from these proceeds in future periods.

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and/or contributes to other postretirement medical and insurance benefit plans ("OPEB") and pension plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the Merger, we assumed certain liabilities related to pensions ("Assumed Pension Plans") and other postretirement benefit plans ("Assumed Postretirement Plans"). Refer to Note 2 to the unaudited condensed consolidated financial statements for additional information related to the Merger. We had no other OPEB obligations prior to the Merger.

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

Components of net periodic benefit income (expense) for the three months ended September 30, 2014 and 2013 includes the following:

	Pensions Three Months Ended September 30,		OPEB Benefits Three Months Ended September 30,
(In millions)	2014	2013	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(7.9)	$(7.5)	$(1.1)	$(2.0)
Service cost	(0.9)	(1.7)	(0.2)	(0.6)
Expected return on assets	11.8	9.8	-	-
Amortization of:
Prior service credit	-	-	2.2	-
Actuarial gain (loss)	0.1	(0.5)	-	-

Total net periodic benefit income (expense)	$3.1	$0.1	$0.9	$(2.6)

Components of net periodic benefit income (expense) for the nine months ended September 30, 2014 and 2013 includes the following:

	Pensions Nine Months Ended September 30,		OPEB Benefits Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(23.7)	$(20.5)	$(3.3)	$(5.3)
Service cost	(2.7)	(4.5)	(0.6)	(1.7)
Expected return on assets	35.4	27.0	-	-
Amortization of:
Prior service credit	-	-	6.8	-
Actuarial gain (loss)	0.3	(1.6)	-	-

Total net periodic benefit income (expense)	$9.3	$0.4	$2.9	$(7.0)

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

Contributions

There were no significant contributions to the pension plan trusts during the three and nine months ended September 30, 2014 and 2013. We estimate that we will make payments of approximately $1.9 million for benefit payments related to our pension plans and $7.8 million for benefit payments related to OPEB plans for the year ending December 31, 2014.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.4 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively and $10.8 million for both the nine month periods ended September 30, 2014 and 2013.

12. SHARE-BASED COMPENSATION

We grant various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. The key terms of our restricted stock unit awards and our stock option grants, including all financial disclosures, are set forth in the 2013 Annual Report.

Information regarding our share-based compensation expense for the three and nine month periods ended September 30, 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Share-based compensation expense	$4.7	$3.8	$11.8	$8.3
Income tax provision related to share-based compensation expense	(1.6)	(1.3)	(4.1)	(2.8)

After tax share-based compensation expense	$3.1	$2.5	$7.7	$5.5

In computing diluted earnings per share for both the three and nine months ended September 30, 2014, common stock equivalents of 0.3 million shares were not included due to their anti-dilutive effect. For both the three and nine months ended September 30, 2013, common stock equivalents of 0.5 million shares and 0.3 million shares, respectively, were not included due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings per share calculation.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes: i) adjustments to pension and OPEB plan liabilities; ii) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; iii) equity investee's other comprehensive income items; and iv) unrealized gains and losses on derivative financial instruments designated as cash flow hedges. Amounts recorded in accumulated other comprehensive income, net of tax, as of September 30, 2014 and December 31, 2013, and changes within the period are as follows:

(In millions)	Accrued Pension and OPEB Plan Liabilities	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$60.5	$6.7	$(0.9)	$66.3

Other comprehensive income (loss) before reclassifications	(0.1)	(14.6)	0.5	(14.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(4.4)	-	-	(4.4)

Other comprehensive income (loss) attributable to Axiall, net of tax	(4.5)	(14.6)	0.5	(18.6)

Balance at September 30, 2014	$56.0	$(7.9)	$(0.4)	$47.7

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension and OPEB liabilities adjustment, changes in equity investee's other comprehensive loss and changes in foreign currency translation adjustments. The components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Change in foreign currency translation adjustment:
Currency translation adjustments	$(27.4)	$10.2	$(29.3)	$(16.4)
Tax expense (benefit)	(10.8)	3.2	(11.4)	(5.7)

Foreign currency translation adjustment, net of tax	$(16.6)	$7.0	$(17.9)	$(10.7)

Change in pension and OPEB liability adjustments:
Pension and OPEB liability adjustments	$(2.3)	$0.5	$(7.1)	$1.6
Tax expense (benefit)	(0.9)	0.2	(2.7)	0.5

Pension and OPEB liability adjustments, net of tax	$(1.4)	$0.3	$(4.4)	$1.1

Change in derivative cash flow hedges:
Commodity hedge contracts	$1.8	$-	$1.7	$-
Equity interest in investee's other comprehensive loss	(0.4)	(0.3)	(0.9)	(1.1)

Pre-tax amount	1.4	(0.3)	0.8	(1.1)
Tax expense (benefit)	0.5	(0.4)	0.3	(0.4)

Unrealized gain (loss) on derivative cash flow hedges, net of tax	$0.9	$0.1	$0.5	$(0.7)

Other comprehensive income (loss), before income taxes	$(28.3)	$10.4	$(35.6)	$(15.9)
Total tax expense (benefit) for the period	(11.2)	3.0	(13.8)	(5.6)

Other comprehensive income (loss), net of tax	$(17.1)	$7.4	$(21.8)	$(10.3)

The components of other comprehensive income (loss) that have been reclassified during the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2014	2013	2014	2013
Details about other comprehensive income (loss) components:
Change in pension and OPEB liability adjustments:
Amortization of actuarial loss (gain) and prior service credit (a)	$(2.3)	$0.5	$(7.1)	$1.6	Cost of sales and selling, general and administrative expenses
Tax expense (benefit)	(0.9)	0.2	(2.7)	0.5	Provision for income taxes

Reclassifications for the period, net of tax	$(1.4)	$0.3	$(4.4)	$1.1

(a)  These other comprehensive income (loss) components are included in the computation of net periodic benefit income (expense).

  See Note 11 to the unaudited condensed consolidated financial statements for additional details.

14. INCOME TAXES

Our effective income tax rates for the three and nine month periods ended September 30, 2014 were provisions of 17.1 percent and 16.6 percent, respectively, compared to provisions of 32.2 percent and 31.8 percent, respectively, for the three and nine month periods ended September 30, 2013. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete items for each respective period. The effective income tax rates for the three and nine month periods ended September 30, 2014 were lower than the United States statutory federal income tax rate primarily due to various permanent differences including deductions for manufacturing as well as the favorable impact of changes in uncertain tax positions of $4.5 million and $8.0 million for the three and nine month periods ended September 30, 2014, respectively, and the favorable impact of the expiration of a statutory time period that would have impacted the tax deductibility of certain accruals of $2.1 million for the three month period ended September 30, 2014. The effective income tax rates for the three and nine month periods ended September 30, 2013 were lower than the United States statutory federal income tax rate primarily due to various permanent differences, including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $2.8 million and $3.7 million for the three and nine months ended September 30, 2013, respectively.

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall's future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of September 30, 2014, our future commitment under the take-or-pay arrangement approximates

$192.8 million in the aggregate, with purchases during the three and nine month periods ended September 30, 2014 totaling $6.3 million and $18.7 million, respectively compared to purchases of $6.2 million and $16.6 million during the three and nine month periods ended September 2013, respectively.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of September 30, 2014.

(In millions)
Investment in and net advances to RS Cogen	$9.4
Supply contracts	39.0

Maximum exposure to loss	$48.4

We produce chlorine, caustic soda, hydrogen, hydrochloric acid ("HCL") and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. ("TCI"), a joint venture in which we own a 60 percent interest and consolidate in our financial statements. A reconciliation of our minority partner's ownership, reported as noncontrolling interest follows:

(In millions)
Noncontrolling interest at January 1, 2014	$119.4
Net income attributable to noncontrolling interest	2.5
Other comprehensive income (loss) attributable to noncontrolling interest (a)	(3.2)
Distribution to noncontrolling interest	(7.7)

Noncontrolling interest at September 30, 2014	$111.0

(a)  Other comprehensive loss attributable to noncontrolling interest primarily relates to change in foreign currency translation adjustment.

16. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, HCL and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from January 28, 2013, the closing date of the Merger. Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income to consolidated income before income taxes for the three and nine month periods ended September 30, 2014 and 2013 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended September 30, 2014
Net sales	$769.4	$277.8	$222.2	$-	$1,269.4
Intersegment revenues	75.4	-	-	(75.4)	-

Total net sales	$844.8	277.8	222.2	(75.4)	$1,269.4

Operating income	$69.6	24.0	2.0	(21.4)	$74.2
Interest expense, net					(19.5)
Foreign exchange loss					(0.3)

Income before income taxes					$54.4

Three Months Ended September 30, 2013
Net sales	$750.0	$253.4	$194.1	$-	$1,197.5
Intersegment revenues	61.8	-	-	(61.8)	-

Total net sales	$811.8	253.4	194.1	(61.8)	$1,197.5

Operating income (loss)	$101.6	(6.7)	5.2	(22.0)	$78.1
Interest expense, net					(19.7)
Foreign exchange loss					(0.4)

Income before income taxes					$58.0

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Nine Months Ended September 30, 2014
Net sales	$2,229.5	$676.3	$594.2	$-	$3,500.0
Intersegment revenues	195.1	-	-	(195.1)	-

Total net sales	$2,424.6	676.3	594.2	(195.1)	$3,500.0

Operating income (loss)	$159.5	27.4	(0.9)	(53.8)	$132.2
Interest expense, net					(56.9)
Foreign exchange loss					(0.2)

Income before income taxes					$75.1

Nine Months Ended September 30, 2013
Net sales	$2,166.3	$660.0	$705.2	$-	$3,531.5
Intersegment revenues	184.8	-	-	(184.8)	-

Total net sales	$2,351.1	$660.0	$705.2	$(184.8)	$3,531.5

Operating income (loss)	$311.0	(0.9)	22.5	(58.7)	$273.9
Interest expense, net					(57.4)
Loss on redemption and other debt costs					(78.5)
Gain on acquisition of controlling interest					23.5

Income before income taxes					$161.5

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

As of September 30, 2014, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of December 31, 2013, payment obligations under the indenture for the 4.625 Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

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

The following tables present the (i) condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, (ii) condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and (iii) condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (excluding Spinco), the Guarantor Subsidiaries (including Spinco and which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries. The Company acquired PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (the "Eagle Guarantors") and Spinco in connection with the consummation of the Transactions on January 28, 2013. The Eagle Guarantors are included in the Guarantor Subsidiary column of the following supplemental condensed consolidating balance sheet as of September 30, 2014 and December 31, 2013, the supplemental condensed consolidating statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the supplemental condensed consolidating statement of cash flows for the nine months ended September 30, 2014 and 2013.

AXIALL CORPORATION
Supplemental Condensed Consolidating Balance Sheet
September 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$54.3	$54.3	$59.4	$-	$113.7
Receivables, net of allowance for doubtful accounts	151.2	-	550.6	525.8	120.9	(206.6)	591.3
Inventories	-	-	306.2	306.2	99.6	-	405.8
Prepaid expenses and other	2.2	-	22.6	22.6	5.3	(2.3)	27.8
Deferred income taxes	-	-	26.9	26.9	-	(2.7)	24.2

Total current assets	153.4	-	960.6	935.8	285.2	(211.6)	1,162.8
Property, plant and equipment, net	11.9	-	1,351.8	1,351.8	297.0	-	1,660.7
Long-term receivables—affiliates	1,307.5	-	-	-	-	(1,307.5)	-
Goodwill	-	-	1,497.8	1,497.8	257.0	-	1,754.8
Customer relationships, net	-	-	894.3	894.3	154.9	-	1,049.2
Other intangibles, net	-	-	69.0	69.0	0.3	-	69.3
Other assets, net	11.0	12.2	71.3	83.5	10.0	-	104.5
Investment in subsidiaries	1,814.6	2,876.4	307.6	307.6	-	(2,122.2)	-

Total assets	$3,298.4	$2,888.6	$5,152.4	$5,139.8	$1,004.4	$(3,641.3)	$5,801.3

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	64.4	175.9	314.7	465.8	49.0	(206.6)	372.6
Interest payable	8.6	4.2	-	4.2	-	-	12.8
Income taxes payable	-	-	10.1	10.1	2.7	(2.3)	10.5
Accrued compensation	-	-	16.2	16.2	10.6	-	26.8
Other accrued current liabilities	16.0	-	63.9	63.9	37.9	(2.7)	115.1

Total current liabilities	89.0	182.9	404.9	563.0	100.2	(211.6)	540.6
Long-term debt excluding current portion of long-term debt	450.0	878.3	-	878.3	-	-	1,328.3
Long-term payables—affiliates	-	900.0	-	900.0	407.5	(1,307.5)	-
Lease financing obligation	-	-	-	-	97.5	-	97.5
Deferred income taxes	23.4	-	755.6	755.6	39.9	-	818.9
Pension and other post retirement benefits	3.5	-	106.9	106.9	8.6	-	119.0
Other non-current liabilities	109.9	-	122.1	122.1	8.7	(77.3)	163.4

Total liabilities	675.8	1,961.2	1,389.5	3,325.9	662.4	(1,596.4)	3,067.7
Equity:
Total Axiall stockholders' equity	2,622.6	927.4	3,762.9	1,813.9	231.0	(2,044.9)	2,622.6
Noncontrolling interest	-	-	-	-	111.0	-	111.0

Total equity	2,622.6	927.4	3,762.9	1,813.9	342.0	(2,044.9)	2,733.6

Total liabilities and equity	$3,298.4	$2,888.6	$5,152.4	$5,139.8	$1,004.4	$(3,641.3)	$5,801.3

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

AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,098.8	$1,098.8	$236.9	$(66.3)	$1,269.4
Operating costs and expenses:
Cost of sales	-	-	982.1	982.1	191.5	(66.3)	1,107.3
Selling, general and administrative expenses	12.2	-	47.9	47.9	19.7	-	79.8
Transaction-related costs and other, net	2.4	-	2.0	2.0	3.4	-	7.8
Long-lived asset impairment charges, net	-	-	0.3	0.3	-	-	0.3

Total operating costs and expenses	14.6	-	1,032.3	1,032.3	214.6	(66.3)	1,195.2

Operating income (loss)	(14.6)	-	66.5	66.5	22.3	-	74.2
Other income (expense):
Interest income (expense), net	7.6	(22.0)	0.4	(21.6)	(5.5)	-	(19.5)
Foreign exchange loss	-	-	(0.2)	(0.2)	(0.1)	-	(0.3)
Equity in income of subsidiaries	49.5	(5.0)	6.6	6.6	-	(56.1)	-

Income (loss) before income taxes	42.5	(27.0)	73.3	51.3	16.7	(56.1)	54.4
Provision for (benefit from) income taxes	(2.0)	(6.3)	17.5	11.2	0.1	-	9.3

Consolidated net income (loss)	44.5	(20.7)	55.8	40.1	16.6	(56.1)	45.1
Less net income attributable to noncontrolling interest	-	-	-	-	0.6	-	0.6

Net income (loss) attributable to Axiall	$44.5	$(20.7)	$55.8	$40.1	$16.0	$(56.1)	$44.5

Comprehensive income (loss) attributable to Axiall	$29.3	$(28.9)	$49.2	$33.5	$10.1	$(43.6)	$29.3

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,033.4	$1,033.4	$215.9	$(51.8)	$1,197.5
Operating costs and expenses:
Cost of sales	-	-	884.6	884.6	171.1	(51.8)	1,003.9
Selling, general and administrative expenses	10.0	-	45.7	45.7	19.2	-	74.9
Transaction-related costs and other, net	10.4	-	1.4	1.4	3.0	-	14.8
Long-lived asset impairment charges, net	-	-	22.9	22.9	2.9	-	25.8

Total operating costs and expenses	20.4	-	954.6	954.6	196.2	(51.8)	1,119.4

Operating income (loss)	(20.4)	-	78.8	78.8	19.7	-	78.1
Other income (expense):
Interest income (expense), net	(14.1)	(11.7)	11.9	0.2	(5.8)	-	(19.7)
Foreign exchange loss	-	-	-	-	(0.4)	-	(0.4)
Equity in income of subsidiaries	56.0	46.4	4.9	4.9	-	(60.9)	-

Income before income taxes	21.5	34.7	95.6	83.9	13.5	(60.9)	58.0
Provision for (benefit from) income taxes	(17.5)	(5.5)	39.2	33.8	2.4	-	18.7

Consolidated net income	39.0	40.2	56.4	50.1	11.1	(60.9)	39.3
Less net income attributable to noncontrolling interest	-	-	-	-	0.3	-	0.3

Net income attributable to Axiall	$39.0	$40.2	$56.4	$50.1	$10.8	$(60.9)	$39.0

Comprehensive income attributable to Axiall	$46.4	$43.7	$60.0	$53.8	$12.6	$(66.4)	$46.4

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months Ended September 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$3,091.0	$3,091.0	$595.5	$(186.5)	$3,500.0
Operating costs and expenses:
Cost of sales	-	-	2,808.3	2,808.3	488.8	(186.5)	3,110.6
Selling, general and administrative expenses	33.4	-	138.4	138.4	60.6	-	232.4
Transaction-related costs and other, net	11.4	-	7.4	7.4	5.0	-	23.8
Long-lived asset impairment charges, net	-	-	0.9	0.9	0.1	-	1.0

Total operating costs and expenses	44.8	-	2,955.0	2,955.0	554.5	(186.5)	3,367.8

Operating income (loss)	(44.8)	-	136.0	136.0	41.0	-	132.2
Other income (expense):
Interest income (expense), net	23.3	(65.3)	1.4	(63.9)	(16.3)	-	(56.9)
Foreign exchange gain (loss)	-	-	(0.4)	(0.4)	0.2	-	(0.2)
Equity in income (loss) of subsidiaries	75.8	(41.6)	15.3	15.3	-	(91.1)	-

Income (loss) before income taxes	54.3	(106.9)	152.3	87.0	24.9	(91.1)	75.1
Provision for (benefit from) income taxes	(5.8)	(17.8)	34.1	16.3	2.0	-	12.5

Consolidated net income (loss)	60.1	(89.1)	118.2	70.7	22.9	(91.1)	62.6
Less net income attributable to noncontrolling interest	-	-	-	-	2.5	-	2.5

Net income (loss) attributable to Axiall	$60.1	$(89.1)	$118.2	$70.7	$20.4	$(91.1)	$60.1

Comprehensive income (loss) attributable to Axiall	$41.5	$(137.8)	$71.3	$23.7	$15.3	$(39.0)	$41.5

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Nine months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$3,119.9	$3,119.9	$564.9	$(153.3)	$3,531.5
Operating costs and expenses:
Cost of sales	-	-	2,669.4	2,669.4	459.6	(153.3)	2,975.7
Selling, general and administrative expenses	27.8	-	134.2	134.2	57.8	-	219.8
Transaction-related costs and other, net	26.0	-	4.3	4.3	3.4	-	33.7
Long-lived asset impairment charges, net	-	-	25.5	25.5	2.9	-	28.4

Total operating costs and expenses	53.8	-	2,833.4	2,833.4	523.7	(153.3)	3,257.6

Operating income (loss)	(53.8)	-	286.5	286.5	41.2	-	273.9
Other income (expense):
Interest income (expense), net	(42.8)	(31.0)	33.5	2.5	(17.1)	-	(57.4)
Loss on redemption and other debt costs	(66.1)	(12.4)	-	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	23.5	23.5	-	-	23.5
Equity in income of subsidiaries	213.5	108.4	13.8	13.8	-	(227.3)	-

Income before income taxes	50.8	65.0	357.3	313.9	24.1	(227.3)	161.5
Provision for (benefit from) income taxes	(57.5)	(15.4)	119.2	103.9	4.9	-	51.3

Consolidated net income	108.3	80.4	238.1	210.0	19.2	(227.3)	110.2
Less net income attributable to noncontrolling interest	-	-	-	-	1.9	-	1.9

Net income attributable to Axiall	$108.3	$80.4	$238.1	$210.0	$17.3	$(227.3)	$108.3

Comprehensive income attributable to Axiall	$98.0	$75.0	$234.1	$205.9	$16.3	$(222.2)	$98.0

AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by operating activities	$54.9	$11.7	$115.5	$117.9	$9.5	$(20.8)	$161.5

Cash flows from investing activities:
Capital expenditures	(6.2)	-	(127.6)	(127.6)	(13.6)	-	(147.4)
Acquisitions, net of cash acquired	-	-	(5.8)	(5.8)	(0.3)	-	(6.1)
Proceeds from the sale of assets and other	-	-	5.1	5.1	0.2	-	5.3

Net cash used in investing activities	(6.2)	-	(128.3)	(128.3)	(13.7)	-	(148.2)
Cash flows from financing activities:
Borrowings on ABL revolver	148.9	-	-	-	-	-	148.9
Repayments on ABL revolver	(148.9)	-	-	-	-	-	(148.9)
Long-term debt payments	-	(2.1)	(0.6)	(2.6)	-	-	(2.6)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Lease financing obligation payment	-	-	-	-	(2.3)	-	(2.3)
Fees paid related to financing activities	(0.2)	(0.4)	-	(0.4)	-	-	(0.6)
Dividends paid	(33.8)	-	-	-	-	-	(33.8)
Distribution to noncontrolling interest	-	-	-	-	(7.7)	-	(7.7)
Excess tax benefits from share-based payment arrangements	2.3	-	-	-	-	-	2.3
Stock compensation plan activity	(7.0)	-	-	-	-	-	(7.0)
Distribution to affiliate	-	(9.2)	(9.2)	(9.2)	(11.6)	20.8	-

Net cash used in financing activities	(48.7)	(11.7)	(9.8)	(12.2)	(21.6)	20.8	(61.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(4.4)	-	(4.4)

Net change in cash and cash equivalents	-	-	(22.6)	(22.6)	(30.2)	-	(52.8)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$54.3	$54.3	$59.4	$-	$113.7

 AXIALL CORPORATION
Supplemental Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$64.7	$111.3	$(38.9)	$72.4	$18.9	$-	$156.0

Cash flows from investing activities:
Capital expenditures	(2.9)	-	(91.9)	(91.9)	(13.7)	-	(108.5)
Proceeds from sale of assets and other	-	-	11.1	11.1	-		11.1
Distribution from affiliate	15.9	15.9	19.9	19.9	-	(35.8)	-
Acquisitions, net of cash acquired	-	-	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	13.0	15.9	(60.9)	(60.9)	13.0	(35.8)	(70.7)
Cash flows from financing activities:
Borrowings on ABL revolver	396.6	-	-	-	5.9	-	402.5
Repayments on ABL revolver	(396.6)	-	-	-	(5.9)	-	(402.5)
Issuance of long-term debt	450.0	-	-	-	-	-	450.0
Long-term debt payments	(450.0)	(81.1)	-	(81.1)	-	-	(531.1)
Make-whole and other fees paid related to financing activities	(65.8)	(30.2)	-	(30.2)	(2.0)	-	(98.0)
Dividends paid	(11.2)	-	-	-	-	-	(11.2)
Distribution to noncontrolling interest	-	-	-	-	(13.3)	-	(13.3)
Excess tax benefits from share based payment arrangements	0.8	-	-	-	-	-	0.8
Stock compensation plan activity	(1.5)	-	-	-	-	-	(1.5)
Distribution to affiliate	-	(15.9)	(15.9)	(15.9)	(19.9)	35.8	-

Net cash used in financing activities	(77.7)	(127.2)	(15.9)	(127.2)	(35.2)	35.8	(204.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(1.4)	-	(1.4)

Net change in cash and cash equivalents	-	-	(115.7)	(115.7)	(4.7)	-	(120.4)
Cash and cash equivalents at beginning of period	-	-	131.4	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$-	$15.7	$15.7	$64.2	$-	$79.9

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

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions that resulted in our acquisition of substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the company (the "Merger") and the related financings (collectively, the "Transactions"). The operations of the Merged Business are included in our chlorovinyls segment and are reflected in our financial results from January 28, 2013, the closing date of the Merger.

The purchase price of the Merged Business of approximately $2.8 billion consists of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) assumed debt of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other postretirement obligations.

We expect to continue incurring significant costs in connection with the Merger. These costs are expected to include costs to attain synergies including plant reliability improvement initiatives, and transition costs such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, which management believes are necessary to realize approximately $140.0 million of anticipated annualized cost synergies within two years from the consummation of the Merger. We estimate the expected costs to attain synergies to total approximately $55.0 million in the aggregate, a portion of which may be capitalized. The table below depicts costs incurred to attain Merger-related synergies and the impacted financial statement line item in the condensed consolidated statements of operations, during the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Costs to attain Merger-related synergies:
Costs included in cost of sales	$-	$3.0	$2.5	$9.0
Costs included in transaction-related costs and other, net	1.0	3.4	5.4	9.4

Total costs to attain Merger-related synergies	$1.0	$6.4	$7.9	$18.4

As of September 30, 2014, we have incurred $47.1 million of the expected $55.0 million in costs to attain Merger-related synergies, which includes capitalized expenditures.

Consolidated Overview

For the three months ended September 30, 2014, net sales totaled $1,269.4 million, an increase of 6 percent compared to $1,197.5 million for the three months ended September 30, 2013. Operating income was $74.2 million and $78.1 million for the three months ended September 30, 2014 and 2013, respectively. Adjusted EBITDA was $139.3 million for the three months ended September 30, 2014 compared to $175.0 million for the three months ended September 30, 2013. In addition, the company reported net income attributable to Axiall of $44.5 million, or $0.63 per diluted share for the three months ended September 30, 2014, compared to net income attributable to Axiall of $39.0 million, or $0.55 per diluted share for the three months ended September 30, 2013. The company reported Adjusted Net Income of $50.8 million, and Adjusted Earnings Per Share of $0.72 for the three months ended September 30, 2014, compared to Adjusted Net Income of $68.3 million, and Adjusted Earnings Per Share of $0.97 for the three months ended September 30, 2013. See Reconciliation of Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q.

The increase in net sales for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to the increase in net sales for each of our reportable segments. Net sales in our chlorovinyls segment increased $19.4 million due to: (i) higher vinyl resins sales volumes resulting from increased demand; and (ii) higher vinyl resins pricing driven by a favorable industry supply and demand balance and higher feedstock costs, partially offset by lower electro-chemical unit or, "ECU," values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity. An ECU is the equivalent of 1 unit of chlorine production and 1.1 unit of caustic soda production. Chlorine and caustic soda are co-produced in the manufacturing process. Net sales in our building products segment increased $24.4 million as a result of higher sales volumes in the United States and Canada. Net sales in our aromatics segment increased $28.1 million due primarily to an increase in cumene sales volume, partially offset by a 14 percent decrease in phenol and acetone sales volumes.

The decreases in operating income, Adjusted EBITDA, and Adjusted Net Income, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, were primarily attributable to: (1) lower ECU values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) an increase in ethylene costs, and (3) an increase in our cost of natural gas. The impact of these unfavorable factors was partially offset by higher sales prices for vinyl resins, VCM and chlorinated ethylene products, and by lower maintenance and operating costs attributable to fewer outages in the third quarter of 2014 compared to the same quarter in 2013, particularly in our chlorovinyls segment.

For the nine months ended September 30, 2014, net sales totaled $3,500.0 million, a decrease of 1 percent compared to $3,531.5 million for the nine months ended September 30, 2013. Operating income was $132.2 million for the nine months ended September 30, 2014, compared to $273.9 million for the nine months ended September 30, 2013. Adjusted EBITDA was $335.0 million for the nine months ended September 30, 2014 compared to $506.5 million for the nine months ended September 30, 2013. In addition, the company reported net income attributable to Axiall of $60.1 million, or $0.85 per diluted share for the nine months ended September 30, 2014, compared to net income attributable to Axiall of $108.3 million, or $1.62 per diluted share for the nine months ended September 30, 2013. The company reported Adjusted Net Income of $79.0 million and Adjusted Earnings Per Share of $1.12 for the nine months ended September 30, 2014, compared to Adjusted Net Income of $197.5 million and Adjusted Earnings Per Share of $2.95 for the nine months ended September 30, 2013. See Reconciliation of Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q.

The decrease in net sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to a $111.0 million decrease in the net sales of our aromatics segment which was due to decreased domestic demand for cumene and decreased export opportunities for phenol, partially offset by increases in the net sales of our chlorovinyls and building products segments. The $63.2 million increase in our chlorovinyls segment's net sales was partly due to the inclusion of nine months of sales results from the Merged Business for the year-to-date period ended September 30, 2014 versus eight months in the year-to-date period ended September 30, 2013, coupled with higher vinyl resin pricing during the nine months ended September 30, 2014. Net sales in our building products segment increased $16.3 million due to higher sales volumes in the United States.

The decreases in operating income, Adjusted EBITDA, net income attributable to Axiall and Adjusted Net Income, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, were primarily attributable to: (1) lower ECU values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; (2) lower operating rates and higher maintenance and operating costs in our chlorovinyls segment, primarily due to an extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) a significant increase in our cost of ethylene and natural gas.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were as follows:

•      Net sales totaled $769.4 million and $750.0 million for the three months ended September 30, 2014 and 2013, respectively, increasing approximately 3 percent.

•      Net sales totaled $2,229.5 million and $2,166.3 million for the nine months ended September 30, 2014 and 2013, respectively, increasing approximately 3 percent.

•      Operating income and Adjusted EBITDA decreased to $69.6 million and $118.5 million, respectively, during the three months ended September 30, 2014 versus operating income and Adjusted EBITDA of $101.6 million and $151.5 million, respectively, for the comparable period in the prior year.

•      Operating income and Adjusted EBITDA decreased to $159.5 million and $316.3 million, respectively, during the nine months ended September 30, 2014 versus operating income and Adjusted EBITDA of $311.0 million and $463.3 million, respectively, for the comparable period in the prior year.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were as follows:

•      Net sales totaled $277.8 million and $253.4 million for the three months ended September 30, 2014 and 2013, respectively, increasing 10 percent. On a constant currency basis, net sales for the three months ended September 30, 2014 increased by 12 percent.

•      For the three months ended September 30, 2014, our building products segment's geographical sales to the United States and Canada were 52 percent and 47 percent respectively, compared with 48 percent and 51 percent for the three months ended September 30, 2013.

•      Net sales totaled $676.3 million and $660.0 million for the nine months ended September 30, 2014 and 2013, respectively, increasing approximately 2 percent. On a constant currency basis, net sales for the nine months ended September 30, 2014 increased by 5 percent.

•      For the nine months ended September 30, 2014, our building products segment's geographical sales to the United States and Canada were 54 percent and 45 percent respectively, compared with 49 percent and 50 percent for the nine months ended September 30, 2013.

•      Operating income was $24.0 million and Adjusted EBITDA was $34.0 million for the three months ended September 30, 2014 compared to an operating loss of $6.7 million and Adjusted EBITDA of $31.1 million for the three months ended September 30, 2013.

•      Operating income was $27.4 million and Adjusted EBITDA was $58.7 million for the nine months ended September 30, 2014 compared to operating loss of $0.9 million and Adjusted EBITDA of $56.8 million for the nine months ended September 30, 2013.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were as follows:

•      Net sales were $222.2 million and $194.1 million for the three months ended September 30, 2014 and 2013, respectively, increasing 14 percent in the aggregate and reflecting a 13 percent increase in cumene sales volume partially offset by a 14 percent decrease in phenol and acetone sales volumes.

•      Net sales were $594.2 million and $705.2 million for the nine months ended September 30, 2014 and 2013, respectively, decreasing 16 percent in the aggregate and reflecting a 19 percent decrease in cumene sales volume and a 25 percent decrease in phenol and acetone sales volumes, while sales prices increased due to higher benzene costs.

•      Operating income and Adjusted EBITDA were $2.0 million and $2.6 million, respectively, for the three months ended September 30, 2014 compared to operating income and Adjusted EBITDA of $5.2 million and $5.5 million, respectively, for the comparable period in the prior year.

•      Operating loss was $0.9 million and Adjusted EBITDA was $0.5 million for the nine months ended September 30, 2014 compared to operating income of $22.5 million and Adjusted EBITDA of $23.4 million for the comparable period in the prior year.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three and nine month periods ended September 30, 2014 and 2013, and the percentage of net sales of each line item for the three and nine month periods presented.

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in millions)	2014			2013			2014			2013
Net sales	$1,269.4	100.0%		$1,197.5	100.0%		$3,500.0	100.0%		$3,531.5	100.0%
Cost of sales	1,107.3	87.2%		1,003.9	83.8%		3,110.6	88.9%		2,975.7	84.3%

Gross margin	162.1	12.8%		193.6	16.2%		389.4	11.1%		555.8	15.7%
Selling, general and administrative expenses	79.8	6.3%		74.9	6.3%		232.4	6.6%		219.8	6.2%
Transaction-related costs and other, net	7.8	0.6%		14.8	1.2%		23.8	0.7%		33.7	1.0%
Long-lived asset impairment charges, net	0.3	-%		25.8	2.2%		1.0	-%		28.4	0.8%

Operating income	74.2	5.8%		78.1	6.5%		132.2	3.8%		273.9	7.8%
Interest expense, net	(19.5)	(1.5%	)	(19.7)	(1.6%	)	(56.9)	(1.6%	)	(57.4)	(1.6%	)
Loss on redemption and other debt costs	-	-%		-	-%		-	-%		(78.5)	(2.2%	)
Gain on acquisition of controlling interest	-	-%		-	-%		-	-%		23.5	0.7%
Foreign currency exchange loss	(0.3)	-%		(0.4)	-%		(0.2)	-%		-	-%

Income before taxes	54.4	4.3%		58.0	4.8%		75.1	2.1%		161.5	4.6%
Less provision for income taxes	9.3	0.7%		18.7	1.6%		12.5	0.4%		51.3	1.5%

Consolidated net income	45.1	3.6%		39.3	3.3%		62.6	1.8%		110.2	3.1%
Less net income attributable to noncontrolling interest	0.6	-%		0.3	-%		2.5	0.1%		1.9	0.1%

Net income attributable to Axiall	$44.5	3.5%		$39.0	3.3%		$60.1	1.7%		$108.3	3.0%

The following table sets forth certain financial data, by reportable segment, for each of the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014		2013		2014		2013
Sales
Chlorovinyls products	$769.4	60.6%	$750.0	62.6%	$2,229.5	63.7%	$2,166.3	61.3%
Building products	$277.8	21.9%	$253.4	21.2%	$676.3	19.3%	$660.0	18.7%
Aromatics products	$222.2	17.5%	$194.1	16.2%	$594.2	17.0%	$705.2	20.0%

Net sales	$1,269.4	100.0%	$1,197.5	100.0%	$3,500.0	100.0%	$3,531.5	100.0%

Operating income (loss)
Chlorovinyls products	$69.6		$101.6		$159.5		$311.0
Building products	$24.0		$(6.7)		$27.4		$(0.9)
Aromatics products	$2.0		$5.2		$(0.9)		$22.5
Unallocated corporate	$(21.4)		$(22.0)		$(53.8)		$(58.7)

Total operating income	$74.2		$78.1		$132.2		$273.9

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Consolidated Results

Net sales.    For the three months ended September 30, 2014, net sales totaled $1,269.4 million, an increase of 6 percent compared to $1,197.5 million for the comparable three months ended September 30, 2013. The net sales increase was primarily attributable to the increase in net sales for each of our reportable segments. Net sales in our chlorovinyls segment increased $19.4 million due to: (i) higher vinyl resins sales volumes resulting from increased demand; and (ii) higher vinyl resins pricing driven by a favorable industry supply and demand balance and higher feedstock costs, partially offset by lower ECU values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity. Net sales in our building products segment increased $24.4 million as a result of higher sales volumes in the United States and Canada. Net sales in our aromatics segment increased $28.1 million due primarily to a 13 percent increase in cumene sales volume, partially offset by a 14 percent decrease in phenol and acetone sales volumes.

Gross margin percentage.    Total gross margin percentage decreased to 13 percent for the three months ended September 30, 2014 from 16 percent for the three months ended September 30, 2013. This decrease was principally due to: (1) lower ECU values caused by the factors discussed above; (2) an increase in ethylene costs; and (3) an increase in our natural gas costs. In September 2014, IHS Inc. ("IHS") reported that natural gas prices increased 14 percent and ethylene prices increased 12 percent for the three months ended September 30, 2014 as compared to the same period in the prior year. The impact of these unfavorable factors was partially offset by higher pricing for vinyl resins, VCM and chlorinated ethylene products.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $79.8 million for the three months ended September 30, 2014, an increase of 7 percent from $74.9 million for the three months ended September 30, 2013. This increase was primarily due to increased amortization expense, information technology costs, and sales expenses in our building products segment.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 47 percent to $7.8 million during the three months ended September 30, 2014 from $14.8 million during the three months ended September 30, 2013. The $7.0 million decrease was primarily due to lower restructuring and integration costs, lower costs to attain Merger-related synergies and a decrease in deal-related costs during the three months ended September 30, 2014, versus the three months ended September 30, 2013.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges totaled $0.3 million and $25.8 million for the three months ended September 30, 2014 and 2013, respectively. Long lived asset impairment charges totaled $25.8 million for the three months ended September 30, 2013, primarily due to a $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment. There were no similar charges in the three months ended September 30, 2014.

Operating income.    Operating income was $74.2 million for the three months ended September 30, 2014 compared to an operating income of $78.1 million for the three months ended September 30, 2013. The decrease in operating income was primarily a result of: (i) lower ECU values, especially with respect to caustic soda pricing; (ii) higher ethylene costs; and (iii) higher natural gas costs, offset partially by an increase in operating income for our building products segment.

Interest expense, net.    Interest expense, net, was $19.5 million and $19.7 million for the three month periods ended September 30, 2014 and 2013, respectively.

Foreign currency exchange loss.    Foreign currency exchange loss was $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively.

Provision for income taxes.    The provision for income taxes was $9.3 million for the three months ended September 30, 2014, compared to a provision for income taxes of $18.7 million for the three months ended September 30, 2013. The decrease was primarily due to a lower income before income taxes during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Our effective income tax rates for the three months ended September 30, 2014 and 2013 were 17.1 percent and 32.2 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities as well as the favorable impact of changes in uncertain tax positions of $4.5 million and the favorable impact of the expiration of a statutory time period that would have impacted the tax deductibility of certain accruals of $2.1 million. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $2.8 million.

Chlorovinyls Segment

Net sales.    Net sales totaled $769.4 million for the three months ended September 30, 2014, an increase of 3 percent versus net sales of $750.0 million for the comparable three month period in 2013. Our overall net sales increase was primarily due to: (1) higher vinyl resins sales volumes due to increased demand; and (2) higher vinyl resins pricing driven by a favorable industry supply and demand balance and higher feedstock costs, partially offset by lower ECU values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity.

Operating income.    Operating income decreased by $32.0 million to $69.6 million for the three months ended September 30, 2014 from $101.6 million for the three months ended September 30, 2013. The decrease was principally due to: (1) lower ECU values, caused primarily by the factors discussed above; (2) an increase in our ethylene costs; and (3) an increase in our natural gas costs. In September 2014, IHS reported that industry natural gas prices increased 14 percent and ethylene prices increased 12 percent for the three months ended September 30, 2014, as compared to the same period in the prior year. The impact of these unfavorable factors was partially offset by higher pricing for vinyl resins, VCM and chlorinated ethylene products, and by lower maintenance and operating costs due to fewer outages in the third quarter of 2014 as compared to the same quarter last year. The Adjusted EBITDA decrease of $33.0 million to $118.5 million for the three months ended September 30, 2014 from $151.5 million for the three months ended September 30, 2013 was predominantly due to lower ECU values and higher ethylene and natural gas costs, partially offset by higher pricing for vinyl resins, VCM and chlorinated ethylene products, and by lower maintenance costs, attributable to fewer outages in the third quarter of 2014 compared to the same quarter in 2013.

Building Products Segment

Net Sales.    Net sales totaled $277.8 million for the three months ended September 30, 2014, increasing 10 percent versus net sales of $253.4 million for the comparable three month period in 2013. The net sales increase was driven by a 15 percent increase in sales volume, with sales volumes in the United States higher by 21 percent and sales volumes in Canada higher by 8 percent, offset in part by the impact of a weaker Canadian dollar. On a constant currency basis, net sales increased by 12 percent. For the three months ended September 30, 2014, our building products segment's geographical sales to the United States and Canada were 52 percent and 47 percent, respectively, compared with 48 percent and 51 percent, respectively, for the three months ended September 30, 2013.

Operating Income.    Operating income was $24.0 million for the three months ended September 30, 2014, compared to an operating loss of $6.7 million for the three months ended September 30, 2013. The increase in operating income was the result of $27.4 million in lower impairment and restructuring charges in the three months ended September 30, 2014 versus the three months ended September 30, 2013. The three months ended September 30, 2013 included a $24.9 million non-cash impairment charge to write down goodwill and other intangible assets as a result of our evaluation of the window and door profiles reporting unit's fair value. There were no such impairment charges related to goodwill and other intangible assets in the three months ended September 30, 2014. In addition, we recorded $2.6 million lower restructuring charges relating to various plant consolidation and cost saving initiatives during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Adjusted EBITDA was $34.0 million for the three months ended September 30, 2014 compared to Adjusted EBITDA of $31.1 million for the three months ended September 30, 2013. The $2.9 million increase in Adjusted EBITDA was primarily a result of higher sales volumes and lower conversion costs, offset in part by a weaker Canadian dollar and higher material and distribution costs.

Aromatics Segment

Net Sales.    Net sales were $222.2 million for the three months ended September 30, 2014, an increase of 14 percent versus $194.1 million for the comparable three month period in 2013. The net sales increase primarily resulted from a 13 percent increase in cumene sales volume, partially offset by a 14 percent decrease in phenol and acetone sales volumes. The decrease in our phenol sales volume is primarily due to a significant decline in export demand for phenol produced in the United States, which largely resulted from the recent addition of a significant amount of new phenol production capacity in Asia. We expect these lower levels in phenol sales volumes to continue for the remainder of 2014.

Operating income.    Operating income was $2.0 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the three months ended September 30, 2014, versus the comparable three month period ended September 30, 2013, and were lower than the industry operating rates for the three months ended September 30, 2014, as reported in the September 2014 IHS publication. The $3.2 million decrease in operating income was primarily due to increased raw materials costs, partially offset by higher sales prices. Adjusted EBITDA was $2.6 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively, decreasing $2.9 million principally due to higher raw materials costs, partially offset by higher sales prices.

Nine months Ended September 30, 2014 versus Nine months Ended September 30, 2013

Consolidated Results

Net sales.    For the nine months ended September 30, 2014, net sales totaled $3,500.0 million, a decrease of 1 percent compared to $3,531.5 million for the nine months ended September 30, 2013. The decrease in our consolidated net sales was primarily attributable to a $111.0 million decrease in the net sales in our aromatics segment partially offset by increases in the net sales of our chlorovinyls and building products segments. The decrease in our aromatics net sales was primarily due to decreased domestic demand for cumene and decreased export opportunities for phenol, both of which were due primarily to significant recent additions of phenol production capacity in Asia. Net sales in our chlorovinyls segment increased by $63.2 million primarily due to the inclusion of nine months of sales results from the Merged Business for the year-to-date period ended September 30, 2014 versus the inclusion of only eight months of sales results from the Merged Business for the year-to-date period ended September 30, 2013, offset by: (1) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; and (2) decreased operating rates, primarily as a result of the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014. Net sales in our building products segment increased by $16.3 million primarily driven by an 18 percent increase in sales volumes in the United States, partially offset by a 1 percent decline in Canadian sales volumes, as well as the impact of a weaker Canadian dollar.

Gross margin percentage.    Total gross margin percentage decreased to 11 percent for the nine months ended September 30, 2014 from 16 percent for the nine months ended September 30, 2013. This decrease was principally due to: (1) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the factors discussed in the preceding paragraph; (2) lower operating rates and higher operating costs in our chlorovinyls segment, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (3) higher natural gas and ethylene costs. In September 2014, IHS reported that natural gas prices increased 23 percent and ethylene prices increased by 5 percent for the nine months ended September 30, 2014 as compared to the same period in the prior year. These unfavorable factors were partially offset by higher pricing for our vinyl resin, VCM and chlorinated ethylene products. In 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $13.4 million due to the fair value inventory purchase accounting adjustment related to the Merged Business.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $232.4 million for the nine months ended September 30, 2014, an increase of 6 percent from $219.8 million for the nine months ended September 30, 2013. This increase was primarily due to the inclusion of nine months of expenses from the Merged Business during the year-to-date period ended September 30, 2014, versus only eight months for the year-to-date period ended September 30, 2013, as well as increased amortization expense, professional fees and information technology costs.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 29 percent to $23.8 million during the nine months ended September 30, 2014 from $33.7 million during the nine months ended September 30, 2013. The $9.9 million decrease was primarily due to lower integration costs, deal-related costs and costs to attain Merger-related synergies, partially offset by higher restructuring and other costs during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges totaled $1.0 million and $28.4 million for the nine months ended September 30, 2014 and 2013, respectively. The $27.4 million decrease for the nine months ended September 30, 2014, was primarily due to a $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment during the nine months ended September 30, 2013. There were no similar charges in the nine months ended September 30, 2014.

Operating income.    Operating income was $132.2 million for the nine months ended September 30, 2014 compared to an operating income of $273.9 million for the nine months ended September 30, 2013. The decrease in operating income was primarily a result of: (i) lower ECU values, especially with respect to caustic soda pricing; (ii) lower operating rates and higher operating costs in our chlorovinlys segment, due primarily to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014; and (iii) higher natural gas and ethylene costs.

Interest expense, net.    Interest expense, net, totaled $56.9 million and $57.4 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost resulted from the financing of the Transactions and financing fees associated with the retirement of our 9 percent notes in 2013, which included a $55.4 million make-whole payment. There were no similar transactions or refinancing activities during the nine months ended September 30, 2014.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest of PHH that we did not previously own. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. During the nine months ended September 30, 2013, we recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH held before the Merger in accordance with GAAP. We had no such gain during the nine months ended September 30, 2014.

Foreign currency exchange loss.    Foreign currency exchange loss totaled $0.2 million and nil during the nine months ended September 30, 2014 and 2013, respectively. The foreign currency exchange loss for the third quarter of 2014 is primarily due to the impact of a weaker Canadian dollar.

Provision for income taxes. The provision for income taxes was $12.5 million for the nine months ended September 30, 2014, compared to a provision for income taxes of $51.3 million for the nine months ended September 30, 2013. The decrease was primarily due to a lower income before income taxes during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Our effective income tax rates for the nine months ended September 30, 2014 and 2013 were 16.6 percent and 31.8 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities, as well as the favorable impact of changes in uncertain tax positions of $8.0 million and the favorable impact of the expiration of a statutory time period that would have impacted the tax deductibility of certain accruals of $2.1 million in the nine months ended September 30, 2014. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $3.7 million.

Chlorovinyls Segment

Net sales.    Net sales totaled $2,229.5 million for the nine months ended September 30, 2014, an increase of 3 percent versus net sales of $2,166.3 million for the comparable nine month period in 2013. Our overall net sales increase was primarily due to the inclusion of nine months of sales results from the Merged Business for the year-to-date period ended September 30, 2014 versus the inclusion of only eight months of sales results from the Merged Business for the year-to-date period ended September 30, 2013, offset by: (1) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity; and (2) decreased operating rates and associated lower sales volumes, primarily resulting from the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014.

Operating income.    Operating income decreased by $151.5 million to $159.5 million for the nine months ended September 30, 2014 from $311.0 million for the nine months ended September 30, 2013. The decrease was principally due to: (1) lower ECU values resulting primarily from the reasons discussed above; (2) an increase in our natural gas and ethylene costs; and (3) lower operating rates and higher operating costs, primarily due to the extended unplanned outage at our PHH VCM manufacturing facility, which did not return to full service until the end of June 2014. The impact of these unfavorable factors was partially offset by higher pricing for our vinyl resins, VCM and chlorinated ethylene products. In September 2014, IHS reported that industry natural gas prices increased 23 percent and ethylene prices increased 5 percent for the nine months ended September 30, 2014 compared to the same period in the prior year. During the nine months ended September 30, 2013, the segment's operating income was negatively impacted by approximately $13.4 million due to the fair value inventory purchase accounting adjustment related to the Merged Business and by $11.6 million of costs to attain Merger-related synergies, which included plant reliability improvement initiatives. Adjusted EBITDA decreased $147.0 million to $316.3 million for the nine months ended September 30, 2014 from $463.3 million for the nine months ended September 30, 2013. That decrease was predominantly due to the same three factors discussed above with respect to operating income, partially offset by the nine full months of Adjusted EBITDA contributed by the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $676.3 million for the nine months ended September 30, 2014, increasing 2 percent, versus $660.0 million for the comparable nine month period in 2013. The net sales increase was primarily driven by an 18 percent increase in sales volumes in the United States, partially offset by a 1 percent decline in Canadian sales volumes as well as the impact of a weaker Canadian dollar. On a constant currency basis, net sales increased by 5 percent. For the nine months ended September 30, 2014, our building products segment's geographical sales to the United States and Canada were 54 percent and 45 percent respectively, compared with 49 percent and 50 percent for the nine months ended September 30, 2013.

Operating Income.    Operating income was $27.4 million for the nine months ended September 30, 2014, compared to an operating loss of $0.9 million for the nine months ended September 30, 2013. The increase in operating income was primarily a result of $26.2 million in lower impairment and restructuring charges in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The nine months ended September 30, 2013 included a $24.9 million non-cash impairment charge to write down goodwill and other intangible assets as a result of our evaluation of the window and door profiles reporting unit's fair value. There were no such impairment charges related to goodwill and other intangible assets for the nine months ended September 30, 2014. In addition, we recorded $1.2 million lower restructuring charges relating to various plant consolidation and cost saving initiatives during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Adjusted EBITDA was $58.7 million for the nine months ended September 30, 2014 compared to Adjusted EBITDA of $56.8 million for the nine months ended September 30, 2013. The $1.9 million increase in Adjusted EBITDA was primarily a result of higher sales volumes, lower conversion costs and lower general and administrative expenses, partially offset by a weaker Canadian dollar, higher distribution and material costs and higher selling related expenditures.

Aromatics Segment

Net Sales.    Net sales were $594.2 million for the nine months ended September 30, 2014, a decrease of 16 percent versus $705.2 million for the comparable nine month period in 2013. The net sales decrease primarily resulted from a 19 percent decrease in cumene sales volume and a 25 percent decrease in phenol and acetone sales volumes, partially offset by sales price increases due to higher benzene costs. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, with respect to the decline in our cumene sales volume, that decline has been caused in part by certain of our customers purchasing less cumene from us. We expect these lower levels of phenol sales volumes to continue throughout the remainder of 2014.

Operating income (loss).    Operating loss was $0.9 million and operating income was $22.5 million for the nine months ended September 30, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the nine months ended September 30, 2014, versus the comparable nine months ended September 30, 2013 and were lower than the industry operating rates for the nine months ended September 30, 2014, as reported in the IHS September 2014 publication. The $23.4 million decrease in operating income and our lower operating rates were due primarily to the overall weakening of the domestic and international aromatics markets. The Adjusted EBITDA decrease of $22.9 million to $0.5 million for the nine months ending September 30, 2014 from $23.4 million for the nine months ending September 30, 2013 was principally due to lower domestic and export sales volumes, which were a result of the factors discussed in the preceding paragraph.

Liquidity and Capital Resources

Operating Activities.    Net cash provided by operating activities was $161.5 million and $156.0 million, for the nine months ended September 30, 2014 and 2013, respectively. Total working capital used in operations for the nine month periods ended September 30, 2014 and 2013 was $48.9 million and $206.4 million, respectively. The decrease in working capital used during the first nine months of 2014 as compared to the first nine months of 2013 was primarily attributable to a decrease of $46.3 million in cash flows used for inventory and a $31.8 million decrease in working capital used by receivables due to our improved collection efforts in 2014 versus 2013 and a $29.0 million increase in payables. As of September 30, 2014 and December 31, 2013, net working capital was $622.2 million and $625.4 million, respectively.

Investing Activities.    Net cash used in investing activities was $148.2 million and $70.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in investing activities was primarily attributable to: (i) an increase in cash used for capital expenditures to $147.4 million in the nine months ended September 30, 2014 from $108.5 million in the nine months ended September 30, 2013, primarily due to the investments in our chlorovinyls segment; and (ii) the inclusion of $26.7 million of cash acquired in the Merger that reduced our net cash used in investing activities during the nine months ended September 30, 2013.

Financing Activities.    Net cash used in financing activities was $61.7 million and $204.3 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, our financing activities primarily consisted of $33.8 million and $7.7 million for the distribution of dividends to our shareholders and the noncontrolling interest partner in our TCI joint venture, respectively, and for a $10 million payment owed to PPG pursuant to an agreement related to the Merger. During the nine months ended September 30, 2013, our financing activities included: (1) the assumption of $688.0 million in aggregate principal amount of 4.625 percent senior notes of Eagle Spinco, Inc. ("Spinco") due 2021 (the "4.625 Notes"); (2) $195.3 million of borrowings under Spinco's term loan facility (the "Term Loan") in connection with the Transactions; and (3) the tender offer for, and redemption of $500.0 million of our outstanding 9 percent senior secured notes due 2017 (the "9 percent notes") with the proceeds from the issuance of $450 million in aggregate principal amount of 4.875 percent senior notes of Axiall Corporation due 2023 (the "4.875 Notes"). Also, during the nine months ended September 30, 2013, we repaid approximately $81.1 million of the outstanding balance of the Term Loan.

ABL Revolver

The Company's asset based revolving credit facility (the "ABL Revolver") provides for a maximum of $500.0 million of revolving credit. The agreement governing the ABL Revolver (the "ABL Credit Agreement") contains customary covenants (subject to certain exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company is subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for six consecutive business days. At September 30, 2014 and December 31, 2013, we had no outstanding balance on the ABL Revolver. Our availability under the ABL Revolver at September 30, 2014 was approximately $414.6 million, net of outstanding letters of credit totaling $85.4 million.

As of September 30, 2014, we were in compliance with all covenants under the ABL Credit Agreement, the Term Loan agreement and the indentures governing our 4.625 Notes and 4.875 Notes.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make the required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no significant scheduled required payments of principal on our outstanding debt until January 2017. However, under our Term Loan agreement, we would be required to make prepayments of our Term Loan in an amount equal to a specified percentage of our Excess Cash Flow (as defined in the Term Loan agreement) for a given fiscal year if, as of the last day of that year, our Total Leverage Ratio (as defined in the Term Loan agreement) was greater than 2.00 to 1.0. We do not expect that any material payment will be required under this provision of our Term Loan agreement with respect to the 2014 fiscal year. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Dividends.    During the nine months ended September 30, 2014, the Company's Board of Directors declared dividends of $0.48 per share, in equal installments of $0.16 per share, according to the following record and payment dates:

Declared Date	Record Date	Payment Date
March 4, 2014	March 28, 2014	April 10, 2014
May 20, 2014	June 27, 2014	July 11, 2014
August 13, 2014	September 16, 2014	October 10, 2014

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of September 30, 2014, were as follows:

(In millions)	Total	2014 (a)	2015	2016	2017	2018	2019 and thereafter
Contractual obligations:
Purchase obligations	$1,059.1	$503.3	$260.4	$66.4	$56.4	$36.5	$136.1
Long-term debt—principal	1,333.1	0.7	2.8	2.8	188.8	-	1,138.0
Long-term debt—interest	407.8	15.3	60.5	60.4	54.3	53.8	163.5
Lease financing obligations	14.2	1.4	5.7	5.7	1.4	-	-
Capital lease obligations	6.1	0.3	1.1	1.1	1.1	1.0	1.5
Operating lease obligations	147.1	9.9	35.7	29.9	23.8	14.1	33.7
Expected pension and other post- retirement benefit contributions	266.1	2.3	9.6	9.4	9.4	9.1	226.3
Deferred acquisition payments	40.0	-	10.0	15.0	15.0	-	-
Asset retirement obligation	139.6	-	-	-	3.0	-	136.6

Total	$3,413.1	$533.2	$385.8	$190.7	$353.2	$114.5	$1,835.7

(a)  For the three months ending December 31, 2014.

Purchase obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2014.

Long-term debt, principal.    Long-term debt principal obligations are listed based on the contractual due dates.

Long-term debt, interest.    Long-term debt interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of September 30, 2014.

Lease financing obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Capital lease obligations.    We lease railcars for certain of our chlorovinyls segment under capital leases with varying maturities through the year 2020.

Operating lease obligations.    We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025.

Expected pension and other post-retirement benefit contributions.    Expected pension contributions for the funded obligations represent the projected minimum required contributions based on assumptions as of September 30, 2014 and determined in accordance with local requirements such as the Employee Retirement Income Security Act. Also included are contributions for the unfunded pension and other postretirement benefit plans which are based on the expected benefit payments estimated as of September 30, 2014.

Deferred acquisition payments.    Payments of deferred purchase price represent amounts due to PPG based upon the final funding status of the pension plans acquired in the acquisition of the Merged Business.

Asset retirement obligations.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of forty years.

Uncertain income tax positions.    We have recognized a liability for our uncertain income tax positions of approximately $11.2 million as of September 30, 2014. We do not believe we are likely to pay any amounts during the year ended December 31, 2014. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.

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

Adjusted Net Income is defined as net income attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangible assets, and other long-lived asset impairments.

Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP.

Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangible assets, and other long-lived asset impairments, and interest expense related to the lease-financing transaction discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements.

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

Adjusted Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted earnings per share attributable to Axiall	$0.63	$0.55	$0.85	$1.62
Earnings per share related to adjustments between net income attributable to Axiall and Adjusted Net Income	0.09	0.42	0.27	1.33

Adjusted Earnings Per Share	$0.72	$0.97	$1.12	$2.95

Adjusted Net Income Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net income attributable to Axiall	$44.5	$39.0	$60.1	$108.3
Pretax charges:
Fair value of inventory—purchase accounting	-	-	-	13.4
Merger-related and other, net	6.8	11.4	18.3	24.3
Costs to attain Merger-related synergies	1.0	6.4	7.9	18.4
Long-lived asset impairment charges, net	0.3	25.8	1.0	28.4
Gain on acquisition of controlling interests	-	-	-	(23.5)
Loss on redemption and other debt costs	-	-	-	78.5

Total pretax charges	8.1	43.6	27.2	139.5
Provision for taxes related to these items	1.8	14.3	8.3	50.3

After tax effect of above items	6.3	29.3	18.9	89.2

Adjusted Net Income	$50.8	$68.3	$79.0	$197.5

Diluted earnings per share attributable to Axiall	$0.63	$0.55	$0.85	$1.62
Adjusted Earnings Per Share	$0.72	$0.97	$1.12	$2.95
Adjusted EBITDA	$139.3	$175.0	$335.0	$506.5

Adjusted EBITDA Reconciliations

Three Months Ended September 30, 2014
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$118.5	$34.0	$2.6	$(15.8)	$139.3
Costs to attain Merger-related synergies	(0.4)	-	-	(0.6)	(1.0)
Long-lived asset impairment charges, net	-	(0.3)	-	-	(0.3)
Depreciation and amortization	(48.4)	(8.8)	(0.6)	(2.5)	(60.3)
Interest expense, net	-	-	-	(19.5)	(19.5)
Provision for income taxes	-	-	-	(9.3)	(9.3)
Other	(0.3)	(1.0)	-	(2.5)	(3.8	) (a)

Consolidated net income (loss) (b)	$69.4	$23.9	$2.0	$(50.2)	$45.1

(a)  Includes $6.8 million Merger-related and other, net, partially offset by $1.6 million of lease financing obligations interest and $1.3 million for debt issuance cost amortization.

(b)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended September 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$151.5		$31.1	$5.5	$(13.1)	$175.0
Costs to attain Merger-related synergies	(3.4	) (a)	-	-	(3.0)	(6.4)
Long-lived asset impairment charges, net	-		(25.8)	-	-	(25.8)
Depreciation and amortization	(45.7)		(9.1)	(0.3)	(1.7)	(56.8)
Interest expense, net	-		-	-	(19.7)	(19.7)
Provision for income taxes	-		-	-	(18.7)	(18.7)
Other	(1.1)		(2.9)	-	(4.3)	(8.3	) (b)

Consolidated net income (loss) (c)	$101.3		$(6.7)	$5.2	$(60.5)	$39.3

(a)  Includes $3.0 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b)  Includes $11.4 million Merger-related and other, partially offset by $1.8 million of lease financing obligations interest and $1.3 million for debt issuance cost amortization.

(c)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2014
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$316.3		$58.7	$0.5	$(40.5)	$335.0
Costs to attain Merger-related synergies	(3.9	) (a)	-	-	(4.0)	(7.9)
Long-lived asset impairment charges, net	-		(1.0)	-	-	(1.0)
Depreciation and amortization	(149.9)		(26.2)	(1.4)	(7.0)	(184.5)
Interest expense, net	-		-	-	(56.9)	(56.9)
Provision for income taxes	-		-	-	(12.5)	(12.5)
Other	(3.3)		(3.9)	-	(2.4)	(9.6	) (b)

Consolidated net income (loss) (c)	$159.2		$27.6	$(0.9)	$(123.3)	$62.6

(a)  Includes $2.5 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b)  Includes $18.3 million in Merger-related and other, net, offset by $4.9 million of lease financing obligations interest and $3.9 million for debt issuance cost amortization expense.

(c)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$463.3		$56.8	$23.4	$(37.0)	$506.5
Costs to attain Merger-related synergies	(11.6	) (a)	-	-	(6.8)	(18.4)
Long-lived asset impairment charges, net	-		(28.4)	-	-	(28.4)
Depreciation and amortization	(124.7)		(26.5)	(0.9)	(5.0)	(157.1)
Interest expense, net	-		-	-	(57.4)	(57.4)
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Gain on acquisition of controlling interest	23.5		-	-	-	23.5
Provision for income taxes	-		-	-	(51.3)	(51.3)
Other	(15.7)		(2.7)	-	(10.3)	(28.7	) (b)

Consolidated net income (loss) (c)	$334.8		$(0.8)	$22.5	$(246.3)	$110.2

(a)  Includes $9.0 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(b)  Includes $24.3 million of Merger-related and other, net, and $13.4 million of inventory fair value purchase accounting adjustment, partially offset by $5.4 million of lease financing obligations interest and $3.8 million for debt issuance cost amortization expense.

(c)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Constant Currency Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Building Products net sales	$277.8	$253.4	$676.3	$660.0
Impact of currency exchange rates	6.4	-	19.3	-

Building Products constant currency sales	$284.2	$253.4	$695.6	$660.0

Outlook

Based on current trends and as compared to our third quarter 2014 financial results, we expect our fourth quarter 2014 results to be influenced by the following:

•
In our chlorovinyls segment, we expect normal seasonal slowdowns domestically and globally to negatively impact industry operating rates and our sales mix. In addition, we have several planned outages in the fourth quarter that will lower our operating rates.

•
In our building products segment, we expect lower sales and Adjusted EBITDA due to the normal seasonal slowdown in North American construction activity.

•
In our aromatics segment, we see the low industry operating rates continuing for the fourth quarter.

Based on what we observed in the market, we still believe ECU values have bottomed or are close to bottoming. The timing and impact of net new capacity additions by our competitors is difficult to predict. Over the next several years, however, we expect chlorine and caustic soda demand growth to offset capacity added in North America.

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

•
risks, hazards and potential liabilities associated with manufacturing and transporting chemicals and building products, including, among others, explosions and fires, mechanical failures and unscheduled downtime;

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

•
risks, costs, liabilities, pension and postretirement welfare benefit obligations, unexpected delays and operating restrictions associated with integrating the Merged Business;

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2014, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2013 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2013 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4.    CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014 and December 31, 2013, we had reserves for environmental contingencies totaling approximately $61 million and $64 million, respectively, of which approximately $10 million and $12 million, respectively were classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•
We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation is expected to begin in the fourth quarter of 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. As of

  September 30, 2014 and December 31, 2013, we have reserved approximately $24 million and $25 million, respectively, for the costs associated with this matter.

•
As of September 30, 2014 and December 31, 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility") principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

•
As of September 30, 2014 and December 31, 2013, we have reserved approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time.

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

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

•
In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility would likely be our source most significantly impacted by the Boiler MACT regulations. While we are continuing to review the Boiler MACT regulations' impact on our operations, we believe bringing our operations into compliance with the new regulations will require significant capital expenditures, which we currently estimate at approximately $30 million. In addition, coming into compliance could result in increased operating costs. Because our evaluation of this matter is ongoing, no assurance as to the ultimate impact of the Boiler MACT regulations on our operations or overall business can be provided.

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

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. The company has been negotiating a possible settlement of these matters with LDEQ. Based upon a communication from LDEQ in September 2014, the company now believes this matter may require the payment of a monetary sanction in excess of $100,000.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended September 30, 2014:

Period	Total Number Shares Purchased (a)	Average Price Paid Per Share
July 1 - July 31, 2014	-	$ -
August 1 - August 31, 2014	-	$ -
September 1 - September 30, 2014	6,767	$41.61

Total	6,767

(a) The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common stock by the Company in connection with tax withholding obligations of the Company's employees upon vesting of such employees' restricted stock awards.

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

AXIALL CORPORATION (Registrant)
Date: November 6, 2014	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2014	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)