Form 10-K
period 2014-12-31
AXIALL CORP/DE/
filed 2015-02-27
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter was $3,317,420,134.

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at February 25, 2015 70,224,105 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2014.

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
Phenol and acetone

For selected financial information concerning our three reportable segments and our domestic and international sales, see Note 16 of the Notes to the Consolidated Financial Statements included in Item 8.

Chlorovinyls Segment

Products and Markets

Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid (also known as muriatic acid) ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). Based on 2014 industry data from IHS, Inc. ("IHS"), we are: (i) the third largest chlorine producer in North America; (ii) the second largest VCM producer in North America; (iii) the fourth largest polyvinyl chloride ("PVC") producer in North America; and (iv) one of the lowest-cost producers of chlor-alkali and derivative products in the world.

Chlor-Alkali and Derivative Products

Our chlor-alkali and derivative products are primarily chemical products produced to meet globally accepted standards for product grades and classifications. Our chlor-alkali and derivative products are as follows:

Chlorine.    In 2014 and 2013, approximately 73 percent of the chlorine that we produced was used to satisfy our internal chlorine-based production requirements. We sold our remaining chlorine production into the North American merchant chlorine market.

Caustic Soda.    Caustic soda is a co-product of chlorine. We sell caustic soda to both domestic and international customers in numerous industries, with the pulp and paper, chemical and alumina industries constituting our largest markets. Other markets for our caustic soda include the soap and detergents and water treatment industries. In 2014 and 2013, we sold approximately 95 percent and 94 percent, respectively, of the caustic soda that we produced into these markets and we used approximately 5 percent and 6 percent, respectively, internally to satisfy our production needs. In 2014, approximately 12 percent of the caustic we produced was exported to markets outside the United States and Canada.

VCM.    During 2014 and 2013, we used approximately 89 percent and 80 percent, respectively, of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets. In 2014, approximately 5 percent of our VCM production was exported to markets outside the United States and Canada.

Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world. We supply numerous grades of vinyl resins to a broad number of end-user markets. During 2014 and 2013, approximately 54 percent and 52 percent, respectively, of our vinyl resins production was sold into the U.S. and Canadian merchant markets where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2014, the largest end-users of our products were for pipe and pipe fittings, siding, extruded sheet and film and window profiles. In 2014 and 2013, approximately 12 percent and 15 percent, respectively, of our production was exported to markets outside the U.S. and Canada, and approximately 34 percent and 33 percent, respectively, of our vinyl resins were used internally in the manufacture of our vinyl compounds and vinyl building products.

Chlorinated Ethylenes.    Chlorinated ethylene products include ethyl chloride, EDC, perchloroethylene, trichloroethylene, tri-ethane® solvents and VersaTRANS® solvents. Ethyl chloride serves as a base or intermediate in various coatings, films, plastics and gasoline additives. EDC is primarily used as an intermediate for making VCM. Perchloroethylene is a chlorinated solvent that is used extensively by the dry cleaning industry. Trichloroethylene is a chlorinated solvent that is an excellent degreaser and an essential component for refrigerants. Our specialty solvents are also used for high performance polymers, electronics cleaning, precision cleaning and certain metal cleaning applications. In 2014, approximately 91 percent of our chlorinated ethylenes production was sold to external customers, with 15 percent exported to markets outside the United States and Canada. Approximately 9 percent of our chlorinated ethylenes production was used in our internal operations.

Calcium Hypochlorite.    Calcium hypochlorite is a general purpose sanitizer that is used in a range of water treatment applications, including swimming pools, drinking water, wastewater, safety and irrigation. Our calcium hypochlorite products include the Accu-Tab® chlorination system, which combines patented erosion feeder chlorinator technology with proprietary calcium hypochlorite tablets, offering a chlorination solution for industrial and swimming pool applications. In 2014, all of our calcium hypochlorite production was sold to external customers in North America.

HCL.    HCL is used in chemicals and pharmaceutical production, food processing, steel pickling and natural gas and oil production.

Phosgene Derivatives.    Our phosgene derivatives are specialty chemicals that are used in the production of agricultural chemicals, organic chemicals, pharmaceuticals and plastics. On February 20, 2015, we entered into an agreement to sell our phosgene derivatives business.

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

Raw Materials

The significant raw materials we purchase from third parties include ethylene, compound additives, salt and natural gas. We extract salt brine from wells on land that we own and lease. During 2014 and 2013, we purchased approximately $385 million and $370 million, respectively, of certain raw materials, primarily natural gas and ethylene, from a single supplier. We purchase ethylene and natural gas in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

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

Our Lake Charles South Facility primarily produces caustic soda, chlorine and VCM along with a variety of other chlor-alkali and derivative products. Power and steam for the Lake Charles South Facility are produced by both on-site power plant assets and toll produced for the Lake Charles South Facility by RS Cogen, LLC ("RS Cogen"), a joint venture in which we own a 50 percent interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. We have long-term leases on nearby salt domes from which we supply our salt brine requirements by pipeline for the Lake Charles South Facility. Chlorine produced at the Lake Charles South Facility is used on-site in the manufacture of VCM and the production of a variety of chlorinated ethylene products, supplied via pipeline to our Lake Charles North Facility for the manufacture of VCM and sold to third parties. Caustic soda and other chlor-alkali and derivative products produced at our Lake Charles South Facility are generally sold externally. VCM produced at this facility is sold externally and supplied internally for our production of PVC.

Plaquemine, Louisiana Facility.    The operations of our chlorovinyls segment at this facility include the production of chlorine, caustic soda, EDC, VCM and vinyl resins. Our salt brine requirements for this facility are supplied via pipeline. We use all of our chlorine production at this facility in the manufacture of VCM at this facility, and we sell substantially all of our caustic soda production externally. The ethylene requirements for our VCM production are generally supplied by pipeline. Most of our Plaquemine, Louisiana VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities, with the remainder sold to third parties. Our on-site cogeneration facility supplies all of the electricity and steam needs of this facility. This facility also houses certain operations of our aromatics segment. See "—Aromatics Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facility."

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

In addition, the market for the products of our chlorovinyls segment is cyclical, both as a result of changes in demand for each of the co-products and as a result of changes in manufacturing capacity. Chlorine and caustic soda are co-products and are produced by a continuous chemical reaction in a fixed ratio of approximately 1 unit of chlorine to 1.1 units of caustic soda, commonly referred to as an electro-chemical unit ("ECU"). The production of one co-product can be constrained both by manufacturing capacity and/or by the ability to sell the co-product because chlorine is a gas and difficult to store. Therefore, prices for both products respond rapidly to changes in supply and demand conditions in the industry. Historically, the results of operations of this segment have been impacted by the changing level of sales pricing and sales volume of chlorine and caustic soda resulting from the changes in supply and demand from the co-products in the industry. The changes in the balance of supply and demand in the market for chlorine and caustic soda and the resultant impacts on chlorine and caustic soda pricing and our production operating rate are important factors in explaining the variation in this segment's sales and earnings.

Inventory Practices and Product Returns

In our chlorovinyls segment, we do not maintain significant inventories relative to the volumes produced and sold. Product returns are insignificant.

Sales and Marketing

The sales and marketing program of our chlorovinyls segment is aimed at supporting our existing customers and expanding and diversifying our customer base. We have a dedicated sales force for our chemicals businesses, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Axiall products for use by our customers. Our primary customers are major chemical companies, industrial end-users and distributors. The majority of our products are shipped from a production facility directly to the customer via pipeline, truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.

Competition

Our chlorovinyls segment faces competition from numerous manufacturers, including The Dow Chemical Company, Formosa Plastics Corporation, USA, Occidental Chemical Corporation, Olin Corporation, Shintech, Inc. and Westlake Chemical Corporation. This segment competes on a variety of factors, including price, products, quality, delivery and technical services.

Building Products Segment

Products and Markets

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding and exterior accessories, pipe and pipe fittings. Our vinyl-based home improvement and building products are marketed under the Royal Building Products®, Celect Cellular Exteriors®, Zuri Premium Decking®, Royal Kor Flo®, Overture® patio doors, Genesis Cellular Window System®, Royal S4S Trimboard® and Exterior Portfolio® brand names. Our window and door profiles and mouldings products are customized based on customer specifications. The demand and pricing for our window and door profiles and mouldings products generally trend in similar patterns based on the product features and relative benefits of customized vinyl products when compared to alternative products, such as wood. Our outdoor building products are produced largely in accordance with industry standards, thereby providing for compatibility within the construction and renovation systems in which they are used. The demand and pricing for our outdoor building products generally trend in similar patterns primarily based on the cost of the underlying raw materials.

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

Outdoor Building Products

Our outdoor building products are as follows:

Siding and Exterior Accessories.    We manufacture vinyl siding, including cellular siding, and we also offer a wide range of complementary exterior accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. These additional product offerings complement our existing offerings and include rich, dark, color-fast shades as well as a siding system which enables siding panels to withstand harsh wind conditions.

Pipe and Pipe Fittings.    We manufacture pipe and pipe fittings for the municipal and electrical markets, as well as pipe for plumbing applications. Our municipal pipe and pipe fittings product lines are used in potable water applications as well as in storm and sewer applications. Our plumbing product lines are used in residential and industrial applications to move storm and sanitary wastewater from the building to the municipal sewer at the property line. This product line is primarily targeted at drain, waste and vent applications. Our pipe, electrical conduit and fittings products are available in a wide variety of sizes and configurations, to meet the needs of both commercial and residential applications.

Production, Raw Materials and Facilities

Production

We produce the majority of our building products through the extrusion of vinyl products. Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thickness. Various designs may be embossed on the products, for example, when producing siding and decking products. Variations in extrusion are used to give products other desired qualities. For example, in producing siding, trim, mouldings and some deck products, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in re-solidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

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

Sales and Marketing

Our building products segment sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal Building Products profiles. Our trim, mouldings and deck products are sold primarily by our dedicated sales force to independent dealers, fabricators, distributors and retail home improvement centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in North America, where products are distributed through independent building product distributors who are solicited primarily by our dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned, as well as, independent building product distributors. These distributors generally sell to professional building product installers in North America.

Our pipe and pipe fittings are generally sold through municipal and electrical distributors to contractors. Our sales and technical staff work with end-use customers to provide technical information to promote the use of our PVC pipe and fitting products.

Deck products are marketed and sold under the Zuri Premium Decking® brand. Our decking products are sold by our sales employees to distributors and regional building products supply houses.

The sales force for our products is primarily company employees. Our building products segment engages in advertising programs primarily directed at trade professionals and is intended to develop awareness and interest in our products. In addition, our building products business displays our products at trade shows.

In Canada, we operate 19 company-owned distribution branches that sell our vinyl siding and accessories, trim moulding and deck products as well as pipe and pipe fittings. These branches also sell other products related to the exterior of the house that are not manufactured by our building products segment.

Competition

Our building products segment faces competition for each of its products from numerous manufacturers of vinyl products and traditional building materials. This segment's competitors include Ply Gem Holdings, Inc., VEKA Inc., CertainTeed Corporation, Vision Group, IPEX Inc., Associated Materials LLC, Quanex Building Products Corporation, Deceuninck North America, CPG International, LLC and Bow Plumbing Group. This segment competes on a variety of factors including price, products, quality, delivery and technical services.

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

Cumene

Cumene is used as an intermediary to make phenol, acetone and other specialty chemicals and can be sold as an additive for gasoline blending. Approximately 33 percent and 36 percent of our cumene was consumed internally during 2014 and 2013, respectively, to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Phenol and Acetone Products

Our phenol and acetone products are as follows:

Phenol.    Phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and oriented strand board. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2014 and 2013, we sold a majority of our phenol products to customers in domestic markets and the remainder to customers in international markets.

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

Raw Materials

The primary raw materials we purchase from third parties include benzene and propylene. We purchase benzene and propylene in both the open market and under contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Facilities

Pasadena, Texas Facility.    We produce cumene at our Pasadena, Texas facility, which, based upon its cumene production capacity, is one of the world's largest cumene plants. Our benzene and propylene requirements for the production of cumene at this facility are delivered to the facility by multiple transportation modes.

Plaquemine, Louisiana Facility.    The operations of our aromatics segment at this facility include the production of phenol and acetone. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges. This facility also houses certain operations of our chlorovinyls segment. See "—Chlorovinyls Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facility."

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

Sales and Marketing

Three customers accounted for approximately 52 percent of the revenues for our aromatics segment in the year ended December 31, 2014. Four customers accounted for 63 percent of the revenues of our aromatics segment for the year ended December 31, 2013. None of these customers accounted for more than 10 percent of our consolidated total revenues in the years ended December 31, 2014 or 2013. In addition to domestic sales, we export a portion of the products of our aromatics segment.

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

Competition

Our aromatics segment faces competition from numerous manufacturers, including Flint Hills Resources, CITGO Petroleum Corporation, Philadelphia Energy Solutions, Honeywell, Inc., Haverhill Chemicals LLC, INEOS Group and Royal Dutch Shell plc, as well as various manufacturers and traders in Asia, such as Cepsa and Mitsui. This segment competes on a variety of factors, including price, product availability, quality, delivery and technical services.

Environmental Matters

Environmental Remediation.

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

As of December 31, 2014, we had reserves for environmental contingencies totaling approximately $54 million of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2014, we had reserved approximately $18 million for the costs associated with this matter.

  •
  As of December 31, 2014 we had reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of December 31, 2014, we had reserved approximately $15 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that we may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be estimable. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

Our assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $52 million to $89 million. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility.

Environmental Laws and Regulations

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

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemical companies, are currently required to file certain governmental reports relating to greenhouse gas ("GHG") emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions, any of which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility is our source most significantly impacted by the Boiler MACT regulations. Bringing our operations into compliance with the new regulations will require capital expenditures of approximately $30 million.

  •
  In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride ("PVC") and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance with certain requirements of the PVC MACT regulation, and due to compliance extensions we recently received from the relevant government agencies, until April 2016 to come into compliance with other requirements. We have already undertaken significant efforts to achieve compliance by these deadlines. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated. We currently estimate the capital expenditures we would incur to comply with the currently existing PVC MACT regulation would be approximately $15 million.

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

For more information about our environmental policy and regulation, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in Item 8.

Employees

As of December 31, 2014, we had approximately 6,000 full-time employees. We employ approximately 1,600 employees, representing 27 percent of our workforce, under collective bargaining agreements that expire at various times through 2018. We believe our relationships with our employees and their representative organizations are good.

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

In addition, the cyclical and seasonal nature of the building products industry, which is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. The levels of home repair and remodeling and new construction spending declined significantly in the 2009 through 2011 period as compared to 2008, recovering moderately in the 2012 through 2014 period, as compared to historical levels. In response to these significant market declines, we closed facilities and sold certain businesses and assets, and we may be required to do so again in the future.

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

As of December 31, 2014, we had reserves for environmental contingencies totaling approximately $54 million of which approximately $12 million was classified as a current liability. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $52 million to $89 million.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the LDEQ and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2014, we had reserved approximately $18 million for the costs associated with this matter.

  •
  As of December 31, 2014, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of December 31, 2014, we have reserved approximately $15 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

Due to the nature of environmental laws, regulations and liabilities, it is possible that we may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be estimable. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

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

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemical companies, are currently required to file certain governmental reports relating to GHG emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions, any of which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility is our source most significantly impacted by the Boiler MACT regulations. Bringing our operations into compliance with the new regulations will require capital expenditures of approximately $30 million.

  •
  In April 2012, the EPA issued the PVC MACT regulation to update emissions limits for PVC and copolymer production. The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance with certain requirements of the PVC MACT regulation, and due to compliance extensions we recently received from the relevant government agencies, until April 2016 to come into compliance with other requirements. We have already undertaken significant efforts to achieve compliance by these deadlines. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated. We currently estimate the capital expenditures we would incur to comply with the currently existing PVC MACT regulation would be approximately $15 million.

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

Hazards and other risks associated with manufacturing and transporting our products may materially adversely affect our business or results of operations.

There are a number of hazards and other risks associated with chlorovinyls and aromatics chemical manufacturing and building products manufacturing in our current operations, as well as in the use, storage and transportation of related raw materials, products and wastes. The occurrence of any such hazardous or other risk-related events could lead to an interruption or suspension of operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole. Some of the hazards and other risks associated with our current operations include:

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

These hazards and other risks may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, any of which could lead to claims or material liability under environmental or other laws. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business. In addition, such insurance could become more expensive and difficult to maintain and, may not be available to us on commercially reasonable terms or at all.

We are exposed to significant losses from product liability, personal injury and other claims relating to the products we manufacture in each of our reportable segments. Additionally, individuals currently seek, and likely will continue to seek, damages for alleged personal injury or property damage due to alleged exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management's attention and resources. We maintain and expect to continue to maintain insurance for products liability, workplace exposure, workers' compensation and other claims, but the amount and scope of such insurance may not be adequate or available to cover a claim that is successfully asserted against us. In addition, such insurance could become more expensive and difficult to maintain and, may not be available to us on commercially reasonable terms or at all. The results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our liquidity, financial condition or results of operations.

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

  •
  expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our asset-based revolving credit facility (the "ABL Revolver") and Term Loan Facility are variable;

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

The ABL Revolver, the Term Loan Facility and the indentures governing the 4.875 Notes and the 4.625 Notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

The agreements that govern the terms of our and our subsidiaries' existing debt, including the ABL Revolver, the Term Loan Facility and the indentures governing the 4.875 Notes and the 4.625 Notes, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: incur additional indebtedness; incur liens; make investments and sell assets, including the stock of subsidiaries; pay dividends and make other distributions; purchase our stock; engage in business activities unrelated to our current business; enter into transactions with affiliates; or consolidate, merge or sell all or substantially all of our assets.

We are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities as a result of these covenants. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness.

Furthermore, there are limitations on our ability to borrow the full amount of commitments under the ABL Revolver. Borrowings under the ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, (i) if our availability under the ABL Revolver falls below a certain amount, we will be subject to compliance with a covenant requiring us to maintain a consolidated fixed charge coverage ratio of at least 1.1 to 1.0; and (ii) we are subject to a consolidated secured debt ratio of 3.50 to 1.00 under the Term Loan Facility. Our ability to comply with any required fixed charge coverage ratio and consolidated secured debt ratio can be affected by events beyond our control, and we cannot assure you we will be able to comply with these ratios. A breach of the covenants requiring compliance with these ratios, or with any other covenants in these debt agreements, could result in a default under the ABL Revolver or the Term Loan Facility, as the case may be.

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

We have certain material pension and other postretirement welfare benefit ("OPEB") obligations. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

We have certain substantial U.S. tax-qualified and non-tax-qualified pension obligations, as well as other OPEB obligations, related to employees and retirees.

With respect to the tax-qualified pension obligations, the transfer of legally required pension assets from the tax-qualified pension plans of PPG Industries, Inc. ("PPG") to the pension plans established by us in respect of those liabilities was completed during 2014 following our merger with PPG's chemicals business. In addition to the standard minimum funding requirements, the Pension Protection Act of 2006 (the "Pension Act") (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act. The failure to meet the funding target could result in the imposition of fines or penalties. Funding obligations with respect to tax-qualified pension plans change due to, among other things, the actual investment return on plan assets. Volatility in the capital markets may have a further negative impact on the funded status of tax-qualified pension plans, which may in turn increase attendant funding obligations. In addition to funded tax-qualified pension obligations, we also have nonqualified pension liabilities that are unfunded, and OPEB obligations to provide retiree health benefits, which are also unfunded.

The fair value of pension investment assets was $638.2 million as of December 31, 2014. As of the same date, our projected benefit obligation with respect to these assets was $786.8 million. The underfunded status of the U.S., Canadian, and Taiwanese pension obligations calculated on a projected benefit obligation basis as of December 31, 2014, was approximately $148.6 million. The unfunded OPEB obligations as of December 31, 2014, were approximately $111.7 million. We funded approximately $9.8 million to the pension and OPEB plans for the year ended December 31, 2014 and expect to fund an additional $10.8 million in the year ending December 31, 2015.

With respect to key assumptions of the pension and OPEB obligations, the weighted average discount rates as of December 31, 2014 are estimated to be 3.98 percent and 3.90 percent, respectively. The weighted average initial healthcare trend rates for our OPEB plans are assumed to be 7.00 percent declining to 4.50 percent over the next 9 years. A 25 basis point increase to the December 31, 2014 discount rates would decrease the estimated benefit obligations for the U.S. and Canadian pension plans by $24.0 million, whereas a 25 basis point decrease would increase the estimated benefit obligations by $25.3 million. A 25 basis point increase to the December 31, 2014 discount rates would decrease the estimated OPEB obligations for the U.S. and Canadian pension plans by $2.7 million, whereas a 25 basis point decrease would increase the estimated benefit obligations by $3.3 million. If the assumed healthcare trend rates were 1 percent higher or 1 percent lower the estimated OPEB benefit obligations for the U.S. and Canadian OPEB plans would increase by $2.4 million or decrease the obligations by $2.1 million, respectively.

Mortality is another key assumption used to determine the benefit obligation for the defined benefit pension and OPEB plans. The Company has historically utilized the Society of Actuaries' (SOA) published mortality data in developing a best estimate of mortality. On October 27, 2014, the SOA published updated mortality tables for U.S. plans ("RP-2014") and an updated generational improvement scale ("MP-2014"), which both reflect improved longevity. The Company adopted the SOA's new RP-2014 and MP-2014 as published by the SOA for purposes of measuring pension and OPEB benefit obligations at year-end. The change to the mortality assumption increased the year-end pension and OPEB obligations by $74 million and $2 million, respectively, as of December 31, 2014.

Given the pension assets and obligations, and subject to the foregoing variables and the uncertainties associated therewith, it is possible that we could be required to make substantial contributions in future years to the pension plans. These contributions could restrict available cash for our operations, capital expenditures and other requirements and may materially adversely affect our financial condition and liquidity.

As for OPEB benefits and nonqualified pension liabilities, the obligations to make payments with respect to these liabilities in the future may increase for several reasons. For example, with respect to OPEB, healthcare costs may escalate. These obligations will require annual funding that could restrict cash available to us for use for other purposes.

While we intend to comply with any future funding obligations for our pension and OPEB plans through the use of cash from operations, there can be no assurance that we will generate enough cash to do so and also meet our other required or intended cash uses. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

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

We rely heavily on railroads, barges and other shipping companies to transport raw materials to the manufacturing facilities used by each of our businesses and to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations. For example, our costs of transporting our chlor-alkali products, particularly railroad shipment costs, are a significant portion of our cost of sales, and have been increasing over the past several years. If these cost increases continue, and we are unable to control them or pass the increased costs onto customers, our profitability in our chlor-alkali segment would be negatively impacted.

Operation on multiple Enterprise Resource Planning ("ERP") information systems, and the conversion from multiple ERP systems to a fewer number of ERP systems, may negatively impact our operations.

We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We operate on multiple ERP information systems, which complicate our processing, reporting and analysis of business transactions and other information. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. Further, from time to time we may transition a portion of our operations from one of our ERP systems to another. For example, we are in the process of transitioning our chemicals division from operating on multiple ERP systems to a single ERP system. The transition to a different ERP system or to a single ERP system from multiple ERP systems involves numerous risks, including:

  •
  diversion of management's attention away from normal daily business operations;

  •
  loss of or delays in accessing data;

  •
  increased demand on our operations support personnel;

  •
  initial dependence on unfamiliar systems while training personnel to use new systems; and

  •
  increased operating expenses resulting from training, conversion and transition support activities.

Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In addition, any failures or delays in the transition to a single ERP system in our chemicals division, or any other division, could delay and/or impede our ability to order materials and services, manufacture products, fill and ship customer orders, invoice customers, generate management reports and timely prepare financial statements and maintain appropriate internal control over financial reporting, and thus, could unfavorably impact our net sales, profitability, business operations and regulatory compliance in a significant manner.

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

As of December 31, 2014, we had approximately 6,000 active employees. Approximately 1,600 or 27 percent, of these employees are represented by labor unions and are therefore subject to collective bargaining agreements that will expire by the end of 2018. At our Lake Charles South Facility and Natrium, West Virginia facility, two of our largest facilities, approximately 61 percent and 68 percent, respectively, of the workforce operate under collective bargaining agreements.

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

From time to time, and subject to the agreements governing our existing debt or otherwise, we may enter into agreements to dispose of certain assets. However, we cannot assure you that we will be able to dispose of any such assets at any anticipated prices, or at all, or that any such sale will occur during any anticipated time frame. In addition, subject to the agreements governing our existing debt or otherwise, we may engage in business combinations, purchases of assets or contractual arrangements or joint ventures. Subject to the agreements governing our existing debt or otherwise, some of these transactions may be financed with our additional borrowings. The integration of any business we may acquire may be disruptive to us and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected efficiencies and synergies from any such transactions are not fully realized, our results of operations could be adversely affected, because of the costs associated with such transactions or otherwise. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. The failure to realize the expected long-term benefits of any one or more of these transactions could have a material adverse effect on our financial condition or results of operations.

Our participation in joint ventures exposes us to a number of risks, including risks of shared control.

From time to time we enter into joint ventures, such as our building products strategic joint venture arrangements with several customers, our ownership of a 60 percent interest in the TCI joint venture and our joint venture in RS Cogen. We expect that we will evaluate opportunities to enter into additional joint ventures in the future, subject to any applicable restrictions arising in connection with the agreements governing our existing debt. The nature of a joint venture requires us to share control with unaffiliated third parties. If there are differences in views among joint venture participants in how to operate the joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, such as the recent strengthening of the U.S. dollar against major currencies, in particular, the Canadian dollar, would not materially adversely affect our financial results.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe," "plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of acquisitions and other transactions, integration plans and expected cost savings and synergies therefrom, and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Annual Report on Form 10-K. These risks and uncertainties include, among other things:

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

  •
  risks, costs, liabilities, pension and OPEB plans;

  •
  competition within our industry;

  •
  the integration of any acquisitions with the businesses we operated prior to the acquisitions not being successful;

  •
  complications resulting from our multiple enterprise resource planning ("ERP") systems and the implementation of our new ERP systems;

  •
  strikes and work stoppages relating to the workforce under collective bargaining agreements;

  •
  any impairment of goodwill, indefinite-lived intangible assets or other intangible assets;

  •
  the failure to realize the benefits of, and/or disruptions resulting from, any asset dispositions, asset acquisitions, joint ventures, business combinations or other transactions;

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

Executive Officers of Axiall Corporation

The following is additional information regarding our executive officers as of February 23, 2015:

Dean Adelman, 49, has served as the Vice President of Human Resources since February 2013. Before then, he was the Senior Vice President of Human Resources and Chief Administration Officer of BlueLinx Corporation from 2005 to 2013.

George Biltz, 56, has served as the Company's Chief Strategy Officer since August 2013. Before then, he was employed by The Dow Chemical Company as Vice President, Energy and Climate Change, since April 2011, and as Vice President Strategy Planning and Mergers and Acquisitions, from December 2008 until April 2011.

Joseph C. Breunig, 53, has served as Executive Vice President, Chemicals, since August 2010. Before then he was employed by BASF Corporation where, since 2005, he held the position of Executive Vice President and President of Market and Business Development for North America.

Paul D. Carrico, 64, has been a director and has served as our President and Chief Executive Officer since February 2008. Before then, he had served as Vice President, Chemicals and Vinyls since October 2006, Vice President, Polymer Group from May 2005 until October 2006 and Business Manager, Resin Division from 1999, when he joined our Company, until May 2005.

Timothy Mann, Jr., 49, has served as Executive Vice President, General Counsel and Secretary since July 2012. For more than five years prior to joining us, he was a partner at the international law firm of Jones Day, where his practice focused primarily on public and private merger and acquisition activities and corporate governance, including executive compensation and general corporate counseling.

Mark J. Orcutt, 59, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

Gregory C. Thompson, 59, has served as Chief Financial Officer since February 2008. Before then, he was the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

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

We lease office space for our principal executive offices in Atlanta, Georgia, for other administrative functions in Pittsburgh, Pennsylvania, for research and development functions in Monroeville, Pennsylvania and for certain legal and information services in Baton Rouge, Louisiana. Additionally, space is leased for our procurement, sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

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

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. The Company has been negotiating a possible settlement of these matters with LDEQ. Based upon a communication from LDEQ in September 2014, the Company now believes this matter may require the payment of a monetary sanction in excess of $100,000 but it does not expect that the resolution of this matter will have a material adverse effect on its financial statements for any period.

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of December 31, 2014, approximately 2,615 individuals had filed lawsuits against the Company alleging personal injury or property damage related to the incident. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (1) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (2) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (3) the parties' respective litigation strategies; (4) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (5) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (6) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (7) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Axiall Corporation's common stock is listed on the New York Stock Exchange under the symbol "AXLL." At February 25, 2015, there were 467 stockholders of record.

Market Price of Common Stock

The high and low market price per share, as well as the dividends paid per share for the Company's common stock in 2014 and 2013 were as follows:

	2014			2013
	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First quarter	$47.30	$37.86	$0.16	$64.96	$40.75	$-
Second quarter	$49.27	$41.79	$0.16	$62.37	$40.27	$0.08
Third quarter	$48.88	$35.67	$0.16	$48.00	$36.31	$0.08
Fourth quarter	$45.94	$34.32	$0.16	$50.61	$36.38	$0.16

Ability to Pay Dividends Under the ABL Revolver

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

PERFORMANCE GRAPH

The graph below presents a comparison of the five-year cumulative total returns of an investment in our common stock, the Standard & Poor's ("S&P") 400 MidCap Index (the "400 Index") and the Standard & Poor's Chemical MidCap Index (the "Chemical Index"). We believe these indices provide the closest comparison to our line of business.

The graph assumes that on December 31, 2009, $100 was invested in our common stock (at the closing price on that day or the nearest previous trading day) and in each of the indices presented. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. The graph indicates the dollar value of each hypothetical $100 investment as of December 31 in each of the five years presented.

Total Shareholder Returns (Indexed)
Axiall versus the 400 Index and the Chemical Index

Company \ Index Name	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Axiall Corporation	100	138	112	239	278	253
The Chemical Index	100	140	151	197	248	274
The 400 Index	100	127	124	147	196	215

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

	Year Ended December 31,
(In millions, except per share data, percentages and number of employees)	2014	2013 (1)	2012	2011	2010
Results of Operations:
Net sales	$4,568.7	$4,666.0	$3,325.8	$3,222.9	$2,818.0
Cost of sales	4,068.1	3,924.5	2,865.4	2,919.6	2,543.6
Selling, general and administrative expenses	310.5	299.1	203.5	168.2	160.0
Transaction related costs and other, net	38.4	35.6	38.9	3.3	0.1
Long-lived asset impairment charges (recoveries), net	17.6	36.0	(0.8)	8.3	-
Gain on sale of assets, net	-	-	(19.3)	(1.1)	-

Operating income	134.1	370.8	238.1	124.6	114.3
Interest expense	(76.5)	(77.6)	(57.5)	(65.6)	(69.8)
Loss on redemption and other debt costs	-	(78.5)	(2.7)	(4.9)	-
Gain on acquisition of controlling interest	-	25.9	-	-	-
Foreign exchange loss	(0.6)	-	(0.6)	(0.9)	(0.8)
Interest income	0.7	1.0	0.4	0.3	0.3

Income before income taxes	57.7	241.6	177.7	53.5	44.0
Provision for (benefit from) income taxes	7.5	73.6	57.2	(4.2)	1.3

Consolidated net income	50.2	168.0	120.5	57.7	42.7
Less net income attributable to noncontrolling interest	3.9	2.7	-	-	-

Net income attributable to Axiall	$46.3	$165.3	$120.5	$57.7	$42.7

Basic earnings per share attributable to Axiall	$0.66	$2.46	$3.47	$1.66	$1.22
Diluted earnings per share attributable to Axiall	$0.65	$2.44	$3.45	$1.66	$1.22
Weighted average common shares outstanding—basic	70.1	67.3	34.5	34.1	33.8
Weighted average common shares outstanding—diluted	70.6	67.8	34.8	34.1	33.8
Dividends per common share (2)	$0.64	$0.48	$0.24	$-	$-
Common shares outstanding	70.2	69.9	34.6	34.3	34.0
Adjusted EBITDA (3)	$436.3	$672.0	$334.9	$222.9	$201.4
Balance Sheet Data:
Net working capital	$621.1	$625.4	$488.3	$384.7	$400.4
Property, plant and equipment, net	1,665.7	1,658.7	637.7	640.9	653.1
Total assets	5,674.3	5,877.2	1,801.3	1,644.2	1,665.7
Total debt	1,330.6	1,332.8	448.1	497.5	577.6
Lease financing obligation	94.2	104.7	112.3	109.9	112.4
Cash Flow Data:
Net cash provided by operating activities	$291.1	$325.7	$231.2	$187.4	$183.8
Net cash used in investing activities	(208.5)	(139.6)	(56.7)	(136.5)	(44.6)
Net cash used in financing activities	(75.3)	(216.2)	(63.8)	(85.6)	(55.7)
Depreciation	171.7	148.3	82.0	91.4	90.5
Amortization	74.8	69.7	7.8	10.1	9.2
Capital expenditures	210.5	196.1	80.3	66.4	45.7
Acquisitions, net of cash acquired	(6.1)	45.1	-	(71.4)	-
Maintenance expenditures	329.9	312.4	157.3	146.3	137.4
Other Selected Data:
Return on sales	1.1%	3.6%	3.6%	1.8%	1.5%
Employees	6,000	6,000	3,877	4,073	3,619

(1)
Includes the Merged Business (as defined below in Item 7) financial data as of December 31, 2013 and from January 28, 2013 (date of acquisition) through December 31, 2013.

(2)
Dividends per share reflect $0.16 per share declared for each quarter in 2014; $0.08 per share declared in the first and second quarters of 2013 and $0.16 per share declared in the third and fourth quarters of 2013; and $0.8 per share declared for three of the four quarters in 2012. There were no dividend declarations in 2011 and 2010.

(3)
Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain acquisition accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger (as defined below in Item 7), costs to attain Merger-related synergies, goodwill, intangibles, and other long-lived asset impairments, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 8 to this Annual Report on Form 10-K.

Axiall has supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as ours. A reconciliation of Adjusted EBITDA to consolidated net income determined in accordance with GAAP is provided below:

	Year Ended December 31,
(In millions)	2014	2013	2012	2011	2010
Consolidated net income	$50.2	$168.0	$120.5	$57.7	$42.7
Provision for (benefit from) income taxes	7.5	73.6	57.2	(4.2)	1.3
Interest income	(0.7)	(1.0)	(0.4)	(0.3)	(0.3)
Gain on acquisition of controlling interest	-	(25.9)	-	-	-
Loss on redemption and other debt cost, net	-	78.5	2.7	4.9	-
Interest expense	76.5	77.6	57.5	65.6	69.8
Depreciation and amortization	246.5	218.0	89.8	101.5	99.7
Costs to attain merger synergies	20.2	24.8	-	-	-
Gain on sale of assets	-	-	(19.3)	(1.1)	-
Long-lived asset impairment charges (recoveries), net	17.6	36.0	(0.8)	8.3	-
Other (1)	18.5	22.4	27.7	(9.5)	(11.8)

Adjusted EBITDA	$436.3	$672.0	$334.9	$222.9	$201.4

(1)
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

The purchase price of the Merged Business was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) assumed debt of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension and OPEB obligations.

In connection with the Merger, we incurred costs to attain synergies including plant reliability improvement initiatives, and transition costs such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, which management believed were necessary to realize approximately $140.0 million of anticipated annualized cost synergies within two years from the consummation of the Merger. As of December 31, 2014, we incurred approximately $59.7 million of such costs to attain Merger-related synergies, which includes capitalized expenditures. In addition, we achieved $140.7 million of annualized cost synergies within two years after the consummation of the Merger.

Results of Operations Overview

Consolidated Overview

For the year ended December 31, 2014, net sales totaled $4,568.7 million, a decrease of 2 percent compared to $4,666.0 million for the year ended December 31, 2013. Operating income was $134.1 million for the year ended December 31, 2014, compared to $370.8 million for the year ended December 31, 2013. Adjusted EBITDA was $436.3 million for the year ended December 31, 2014 compared to $672.0 million for the year ended December 31, 2013. In addition, the Company reported net income attributable to Axiall of $46.3 million, or $0.65 per diluted share for the year ended December 31, 2014, compared to net income attributable to Axiall of $165.3 million, or $2.44 per diluted share for the year ended December 31, 2013. Adjusted Net Income was $93.4 million and Adjusted Earnings Per Share was $1.32 for the year ended December 31, 2014, compared to Adjusted Net Income of $266.1 million and Adjusted Earnings Per Share of $3.93 for the year ended December 31, 2013. See Reconciliation of Non-GAAP Financial Measures in this Annual Report on Form 10-K.

The decrease in net sales for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributable to a $138.9 million decrease in the net sales of our aromatics segment which was due to decreased domestic demand for cumene and decreased export opportunities for phenol, partially offset by increases in the net sales of our chlorovinyls and building products segments. The $12.9 million increase in our chlorovinyls segment's net sales was partly due to the inclusion of twelve months of sales results from the Merged Business for the year ended December 31, 2014 versus eleven months in the year ended December 31, 2013, coupled with higher vinyl resin pricing during the year ended December 31, 2014. Net sales in our building products segment increased $28.7 million primarily due to higher sales volumes in the United States.

The decreases in operating income, Adjusted EBITDA, net income attributable to Axiall and Adjusted Net Income, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were primarily attributable to: (i) lower operating rates and increased maintenance and operating costs due to several outages within our chlor-alkali operations, the most significant of which included extended outages at our PHH vinyl chloride monomer ("VCM") manufacturing facility; (ii) lower electro-chemical unit ("ECU") values, especially with respect to caustic soda pricing, resulting primarily from the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity, partially offset by higher pricing for our vinyl resins, VCM and chlorinated derivative products; (iii) a significant increase in our cost of natural gas and ethylene; and (iv) the decrease in domestic and export demand for aromatics products made in North America due to new production capacity in Asia.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows:

  •
  Net sales totaled $2,930.2 million and $2,917.3 million for the years ended December 31, 2014 and 2013, respectively, increasing approximately $12.9 million.

  •
  Operating income and Adjusted EBITDA decreased to $213.9 million and $448.1 million, respectively, during the year ended December 31, 2014 versus operating income and Adjusted EBITDA of $434.9 million and $624.5 million, respectively, for the year ended December 31, 2013.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows:

  •
  Net sales totaled $878.6 million and $849.9 million for the years ended December 31, 2014 and 2013, respectively, increasing 3 percent. On a constant currency basis, net sales for the year ended December 31, 2014 increased by 7 percent.

  •
  For the year ended December 31, 2014, our building products segment's geographical sales to the United States and Canada were 54 percent and 45 percent respectively, compared with 50 percent and 49 percent for the year ended December 31, 2013.

  •
  Operating income was $25.8 million and Adjusted EBITDA was $67.7 million for the year ended December 31, 2014 compared to operating income of $3.0 million and Adjusted EBITDA of $70.7 million for the year ended December 31, 2013.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows:

  •
  Net sales were $759.9 million and $898.8 million for the years ended December 31, 2014 and 2013, respectively, decreasing 15 percent in the aggregate and reflecting a 15 percent decrease in cumene sales volume and a 23 percent decrease in phenol and acetone sales volumes.

  •
  Operating loss was $20.7 million and Adjusted EBITDA was negative $18.5 million for the year ended December 31, 2014 compared to operating income of $29.1 million and Adjusted EBITDA of $30.3 million for the year ended December 31, 2013.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the years ended December 31, 2014, 2013 and 2012, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
(Dollars in millions)	2014		2013		2012
Net sales	$4,568.7	100.0%	$4,666.0	100.0%	$3,325.8	100.0%
Cost of sales	4,068.1	89.0%	3,924.5	84.1%	2,865.4	86.2%

Gross margin	500.6	11.0%	741.5	15.9%	460.4	13.8%
Selling, general and administrative expenses	310.5	6.8%	299.1	6.4%	203.5	6.1%
Transaction-related costs and other, net	38.4	0.8%	35.6	0.8%	38.9	1.2%
Long-lived asset impairment charges (recoveries), net	17.6	0.4%	36.0	0.8%	(0.8)	-%
Gain on sale of assets	-	-%	-	-%	(19.3)	(0.6)%

Operating income	134.1	2.9%	370.8	7.9%	238.1	7.2%
Interest expense	(76.5)	(1.7)%	(77.6)	(1.7)%	(57.5)	(1.7)%
Loss on redemption and other debt costs	-	-%	(78.5)	(1.7)%	(2.7)	(0.1)%
Gain on acquisition of controlling interest	-	-%	25.9	0.6%	-	-%
Foreign currency exchange loss	(0.6)	-%	-	-%	(0.6)	-%
Interest income	0.7	-%	1.0	-%	0.4	-%

Income before taxes	57.7	1.3%	241.6	5.2%	177.7	5.3%
Less provision for income taxes	7.5	0.2%	73.6	1.6%	57.2	1.7%

Consolidated net income	50.2	1.1%	168.0	3.6%	120.5	3.6%
Less net income attributable to noncontrolling interest	3.9	0.1%	2.7	0.1%	-	-%

Net income attributable to Axiall	$46.3	1.0%	$165.3	3.5%	$120.5	3.6%

The following table sets forth certain financial data, by reportable segment, for each of the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(Dollars in millions)	2014		2013		2012
Sales
Chlorovinyls products	$2,930.2	64.2%	$2,917.3	62.5%	$1,344.9	40.4%
Building products	878.6	19.2%	849.9	18.2%	876.6	26.4%
Aromatics products	759.9	16.6%	898.8	19.3%	1,104.3	33.2%

Net sales	$4,568.7	100.0%	$4,666.0	100.0%	$3,325.8	100.0%

Operating income (loss)
Chlorovinyls products	$213.9		$434.9		$237.2
Building products	25.8		3.0		18.4
Aromatics products	(20.7)		29.1		64.6
Unallocated corporate	(84.9)		(96.2)		(82.1)

Total operating income	$134.1		$370.8		$238.1

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Consolidated Results

Net sales.    For the year ended December 31, 2014, net sales totaled $4,568.7 million, a decrease of 2 percent compared to $4,666.0 million for the year ended December 31, 2013. The decrease in our consolidated net sales was primarily attributable to a $138.9 million decrease in the net sales in our aromatics segment partially offset by increases in the net sales of our chlorovinyls and building products segments. The decrease in our aromatics net sales was primarily due to decreased export opportunities for phenol, which was caused primarily by recent additions of significant phenol production capacity in Asia. These same factors were also primarily responsible for the decrease in our sales volume of cumene, as domestic producers of phenol manufactured less phenol, for which cumene is a raw material. Net sales in our chlorovinyls segment increased by $12.9 million primarily due to the inclusion of twelve months of sales results from the Merged Business for the year ended December 31, 2014 versus the inclusion of only eleven months of sales results from the Merged Business for the year ended December 31, 2013, offset by: (i) lower operating rates and related sales volumes due to several outages within our chlor-alkali operations, the most significant of which included extended outages at our PHH VCM manufacturing facility; and (ii) lower ECU values, for both chlorine and caustic soda pricing, caused primarily by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity, partially offset by higher PVC and VCM prices. Net sales in our building products segment increased by $28.7 million primarily driven by a 17 percent increase in sales volumes in the United States, partially offset by the impact of a stronger U.S. dollar against a weaker Canadian dollar.

Gross margin percentage.    Total gross margin percentage decreased to 11 percent for the year ended December 31, 2014 from 16 percent for the year ended December 31, 2013. This decrease was principally due to: (i) lower operating rates and higher maintenance and operating costs due to several outages within our chlor-alkali operations, the most significant of which included extended outages at our PHH VCM manufacturing facility; (ii) lower ECU values, for both chlorine and caustic soda pricing, caused primarily by the factors discussed in the preceding paragraph, partially offset by higher pricing for our vinyl resins, VCM and chlorinated derivative products; (iii) higher natural gas and ethylene costs; and (iv) the decrease in domestic and export demand for aromatics products made in North America due to new production capacity in Asia. In December 2014, IHS reported that natural gas prices increased 20 percent and ethylene prices increased by 3 percent for the year ended December 31, 2014 as compared to the year ended December 31, 2013. In 2013, the chlorovinyls segment's gross margin was negatively impacted by a $13.4 million fair value inventory acquisition accounting adjustment related to the Merged Business.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $310.5 million for the year ended December 31, 2014, an increase of 4 percent from $299.1 million for the year ended December 31, 2013. This increase was primarily due to the inclusion of twelve months of expenses from the Merged Business during the year ended December 31, 2014, versus only eleven months for the year ended December 31, 2013, as well as increased amortization expense, professional fees and promotional costs.

Transaction-related costs and other, net.    Transaction-related costs and other, net, increased 8 percent to $38.4 million during the year ended December 31, 2014 from $35.6 million during the year ended December 31, 2013. During 2014, our U.S. Pension Plans were amended to provide a one-time voluntary lump-sum distribution offer to terminated vested participants and we recorded a settlement charge of $5.8 million related to these costs. During the year ended December 31, 2013, the company recorded a curtailment gain of $15.5 million related to certain pension plan amendments, partially offset by lower integration costs, costs to attain Merger-related synergies and deal-related costs.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges, net decreased $18.4 million to $17.6 million during the year ended December 31, 2014 from $36.0 million during the year ended December 31, 2013. During the year ended December 31, 2014, the Company incurred approximately $16.6 million in long-lived and intangible asset impairment charges related to our phosgene derivatives product line that is classified as held-for-sale in our chlorovinyls segment. In 2013, we recorded an impairment charge of $24.9 million to write-down goodwill and other intangible assets in the window and door profiles reporting unit. The write-down was due primarily to the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit.

Operating income.    Operating income was $134.1 million for the year ended December 31, 2014 compared to an operating income of $370.8 million for the year ended December 31, 2013. The decrease in operating income was primarily a result of: (i) lower operating rates and increased maintenance and operating costs due to several outages within our chlor-alkali operations, the most significant of which included extended outages at our PHH VCM manufacturing facility; (ii) lower ECU values for both chlorine and caustic soda pricing, partially offset by higher pricing for our vinyl resins, VCM and chlorinated derivative products; (iii) higher natural gas and ethylene costs; and (iv) the decrease in domestic and export demand for aromatics products made in North America due to new production capacity in Asia.

Interest expense.    Interest expense totaled $76.5 million and $77.6 million for the years ended December 31, 2014 and 2013, respectively.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost resulted from the financing of the Transactions and financing fees associated with the retirement of our 9 percent notes in 2013, which included a $55.4 million make-whole payment. There were no similar transactions or refinancing activities during the year ended December 31, 2014.

Gain on acquisition of controlling interest.    In January 2013, we acquired the Merged Business and the remaining 50 percent interest of PHH that we did not previously own. Prior to the Merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. During the year ended December 31, 2013, we recognized a gain of $25.9 million as a result of remeasuring our prior equity interest in PHH held before the Merger in accordance with GAAP. We had no such gain during the year ended December 31, 2014.

Foreign currency exchange loss.    Foreign currency exchange loss totaled $0.6 million for the year ended December 31, 2014 and was nominal for the year ended December 31, 2013. The foreign currency exchange loss for the year ended December 31, 2014 is primarily due to the impact of a stronger U.S. dollar against a weaker Canadian dollar.

Interest income.    Interest income totaled $0.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.

Provision for income taxes.    The provision for income taxes was $7.5 million for the year ended December 31, 2014, compared to a provision for income taxes of $73.6 million for the year ended December 31, 2013. The decrease was primarily due to a lower income before income taxes during the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as the release of uncertain tax positions for which the statute of limitations has expired, or effective settlement has occurred.

Our effective income tax rates for the years ended December 31, 2014 and 2013 were 13.0 percent and 30.5 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences, including deductions for manufacturing activities, as well as a $9.2 million favorable impact from changes in uncertain tax positions. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities and a $2.7 million favorable impact from changes in uncertain tax positions.

Chlorovinyls Segment

Net sales.    Net sales totaled $2,930.2 million for the year ended December 31, 2014, an increase of $12.9 million versus net sales of $2,917.3 million for the year ended December 31, 2013. Our overall net sales increase was primarily due to the inclusion of twelve months of sales results from the Merged Business for the year ended December 31, 2014 versus the inclusion of only eleven months of sales results from the Merged Business for the year ended December 31, 2013, offset by: (i) lower operating rates and related sales volumes due to several outages in our chlor-alkali operations, the most significant of which included extended outages at our PHH VCM manufacturing facility; and (ii) lower ECU values for both chlorine and caustic soda pricing, caused primarily by the addition of new production capacity in North America coupled with slower growth in the demand needed to absorb that capacity, partially offset by higher pricing for our vinyl resins, VCM and chlorinated derivative products.

Operating income.    Operating income decreased by $221.0 million to $213.9 million for the year ended December 31, 2014 from $434.9 million for the year ended December 31, 2013. The decrease was principally due to: (i) lower operating rates and increased maintenance and operating costs from several outages within our chlor-alkali operations, the most significant of which included extended outages at our PHH VCM manufacturing facility; (ii) lower ECU values resulting primarily from the reasons discussed above, partially offset by higher pricing for our vinyl resins, VCM and chlorinated derivative products; and (iii) increases in our cost of natural gas and ethylene. In December 2014, IHS reported that industry natural gas prices increased 20 percent and ethylene prices increased 3 percent for the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2013, the segment's operating income was negatively impacted by a $13.4 million fair value inventory acquisition accounting adjustment related to the Merged Business and by $13.8 million of costs to attain Merger-related synergies, which included $10.3 million of plant reliability improvement initiatives. Adjusted EBITDA decreased $176.4 million to $448.1 million for the year ended December 31, 2014 from $624.5 million for the year ended December 31, 2013. That decrease was predominantly due to the same factors discussed above with respect to operating income, partially offset by the twelve full months of Adjusted EBITDA contributed by the Merged Business in 2014 compared to eleven months in 2013.

Building Products Segment

Net sales.    Net sales totaled $878.6 million for the year ended December 31, 2014, increasing 3 percent, versus $849.9 million for the year ended December 31, 2013. The net sales increase was primarily driven by a 17 percent increase in sales volumes in the United States, partially offset by the impact of a stronger U.S. dollar against a weaker Canadian dollar. On a constant currency basis, net sales increased by 7 percent. For the year ended December 31, 2014, our building products segment's geographical sales to the United States and Canada were 54 percent and 45 percent respectively, compared with 50 percent and 49 percent for the year ended December 31, 2013.

Operating income.    Operating income was $25.8 million and $3.0 million for the years ended December 31, 2014, and 2013, respectively. The increase in operating income was primarily a result of $24.4 million in lower impairment and restructuring charges in the year ended December 31, 2014 compared to the year ended December 31, 2013. The year ended December 31, 2013 included a $24.9 million impairment charge to write down goodwill and other intangible assets as a result of our evaluation of the window and door profiles reporting unit's fair value. There were no such impairment charges related to goodwill and other intangible assets for the year ended December 31, 2014. Adjusted EBITDA was $67.7 million for the year ended December 31, 2014 compared to Adjusted EBITDA of $70.7 million for the year ended December 31, 2013. The $3.0 million decrease in Adjusted EBITDA was primarily a result of higher material costs, the impact of a stronger U.S. dollar against a weaker Canadian dollar and higher distribution and selling expenses, offset in part by lower conversion costs, higher sales volumes and lower general and administrative expenses.

Aromatics Segment

Net sales.    Net sales were $759.9 million for the year ended December 31, 2014, a decrease of 15 percent versus $898.8 million for the year ended December 31, 2013. The net sales decrease primarily resulted from a 15 percent decrease in cumene sales volume and a 23 percent decrease in phenol and acetone sales volumes. The decrease in our sales volume of phenol is primarily due to a significant decline in export demand for phenol produced in the United States, which is primarily the result of the recent addition of a significant amount of new phenol production capacity in Asia. These same factors are also primarily responsible for the decrease in our sales volume of cumene. Specifically, domestic producers of phenol are manufacturing less phenol, for which cumene is a raw material, in response to the decline in export demand for phenol. Accordingly, those domestic producers, some of which have historically been our customers, have required significantly less cumene. In addition, the decline in our cumene sales volume has been caused in part by certain of our customers purchasing less cumene from us on a contracted basis. We expect these lower levels of phenol sales volumes to continue in 2015.

Operating income (loss).    Operating loss was $20.7 million and operating income was $29.1 million for the years ended December 31, 2014 and 2013, respectively. Our operating rates for the aromatics segment were lower in the year ended December 31, 2014, versus the year ended December 31, 2013 and were lower than the industry operating rates for the year ended December 31, 2014, as reported in the December 2014 IHS publication. The $49.8 million decrease in operating income and our lower operating rates were due primarily to (i) the overall weakening of the domestic and international aromatics markets; (ii) a $11.9 million inventory holding loss due to a significant decline in raw material costs; and (iii) a $9.2 million lower-of-cost or market adjustment for inventory during the year ended December 31, 2014. The Adjusted EBITDA decrease of $48.8 million to negative $18.5 million for the year ending December 31, 2014 from $30.3 million for the year ending December 31, 2013 was principally due to lower domestic and export sales volumes, the inventory holding loss due to a significant decline in raw material costs, and the lower of cost or market inventory adjustment, as well as the factors discussed in the preceding paragraph.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Consolidated Results

Net sales.    For the year ended December 31, 2013, net sales totaled $4,666.0 million, an increase of $1,340.2 million or 40 percent versus $3,325.8 million for the year ended December 31, 2012. The net sales increase was primarily attributable to our chlorovinyls segment, principally due to the inclusion of eleven months of sales from the Merged Business in 2013.

Gross margin percentage.    Total gross margin percentage rose to 16 percent for the year ended December 31, 2013 from 14 percent for the year ended December 31, 2012. This increase in gross margin percentage was primarily attributable to higher caustic soda sales after the addition of the Merged Business, with the chlorovinyls segment contributing 76 percent to the total gross margin during the year ended December 31, 2013 versus a 56 percent contribution from that segment during the comparable period in 2012. The chlorovinyls segment's gross margin for the year ended December 31, 2013 was negatively impacted by approximately $13.4 million in fair value inventory acquisition accounting adjustment related to the Merged Business during the year ended December 31, 2013. Gross margin was also impacted unfavorably by $10.3 million of costs to attain Merger-related synergies related to plant reliability improvement initiatives during the year ended December 31, 2013. These unfavorable impacts were offset by the higher caustic soda sales from the addition of the Merged Business in 2013.

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

Transaction related costs and other, net.    Transaction related costs and other, net, decreased 8 percent to $35.6 million for the year ended December 31, 2013 from $38.9 million during the year ended December 31, 2012. The decrease was primarily due to a lower amount of professional fees associated with the Transactions in the year ended December 31, 2013, as compared to the year ended December 31, 2012. During the year ended December 31, 2013, we incurred $34.4 million in integration costs to attain Merger-related synergies versus $5.6 million for the year ended December 31, 2012. In addition, during the year ended December 31, 2013, we incurred $7.2 million in Merger-related deal costs versus $30.2 million in 2012, which for 2012 included costs related to a withdrawn unsolicited proposal to acquire us.

Long-lived asset impairment charges (recoveries), net.    Long-lived asset impairment charges totaled $36.0 million for the year ended December 31, 2013 compared to a recovery of $0.8 million, net for the year ended December 31, 2012. The $36.8 million increase was primarily due to a $24.9 million impairment charge to write-down the goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment during 2013. The impairment charge was the result of our evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows. In addition, in 2013 we recognized asset impairment charges of approximately $11.1 million primarily related to certain duplicated assets as a result of the Merger and other restructuring transactions.

Gain on sale of assets.    In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million. In addition, during the year ended December 31, 2012, we recognized a gain of $1.9 million on the sale of other assets. These gains are included in gain on sale of assets in our chlorovinyls segment and in our consolidated statements of operations for the year ended December 31, 2012.

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

Loss on redemption and other debt cost.    Loss on redemption and other debt costs resulted from financing the Transactions and financing fees associated with the redemption of our 9 percent notes during the year ended December 31, 2013. The redemption of our 9 percent notes included a $55.4 million make-whole payment that is included in loss on redemption and other debt costs.

Gain on acquisition of controlling interest.    In the Merger, we acquired the Merged Business and the remaining 50 percent interest in our PHH joint venture that we did not previously own as of January 28, 2013, the date of the Merger. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $25.9 million as a result of remeasuring our prior equity interest in PHH that we held before the Merger.

Interest income.    Interest income totaled $1.0 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

Provision for income taxes.    The provision for income taxes was $73.6 million and $57.2 million for the years ended December 31, 2013 and 2012, respectively. Our effective income tax rates for the years ended December 31, 2013 and 2012, were 30.5 percent and 32.2 percent, respectively. The difference in the effective income tax rates as compared to the U.S. statutory federal income tax rate in 2013 was primarily due to various permanent differences, including deductions for manufacturing activities and a $2.7 million favorable impact from changes in uncertain tax positions. The difference in the effective income tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences, including deductions for manufacturing activities, certain Merger-related costs and a $6.0 million favorable impact from changes in uncertain tax position.

Chlorovinyls Segment

Net sales.    Net sales totaled $2,917.3 million for the year ended December 31, 2013, an increase of 117 percent versus net sales of $1,344.9 million for the year ended December 31, 2012. Our overall net sales increase was primarily due to the inclusion of eleven months of sales results from the Merged Business for the year ended December 31, 2013. Our operating rates in the chlorovinyls segment for the year ended December 31, 2013 exceeded the IHS published December 2013 year-to-date estimated industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $197.7 million to $434.9 million for the year ended December 31, 2013 from $237.2 million for the year ended December 31, 2012. This increase in operating income was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $13.4 million in fair value inventory acquisition accounting adjustments related to the Merger, which is reflected in the increased cost of sales. Operating income was also unfavorably impacted by the increase in ethylene and natural gas prices for the year ended December 31, 2013 compared to the year ended December 31, 2012. Operating income was also impacted by $10.3 million of costs incurred in the year ended December 31, 2013 to attain Merger-related synergies related to plant reliability improvement initiatives. The Adjusted EBITDA increase of

$360.1 million to $624.5 million for the year ended December 31, 2013 from $264.4 million for the year ended December 31, 2012 was predominantly due to the same reasons as the increase in operating income, less the impact of: (i) a $13.4 million fair value of inventory acquisition accounting adjustment; (ii) cost to attain Merger-related synergies; (iii) integration costs; and (iv) additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business. These unfavorable impacts were offset by the higher caustic soda sales from the addition of the Merged Business.

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

Operating Income.    Operating income was $3.0 million for the year ended December 31, 2013 compared to $18.4 million for the year ended December 31, 2012, representing a $15.4 million unfavorable change for 2013 versus 2012. The decrease in operating income was primarily driven by a $24.9 million impairment charge to write down goodwill and other intangible assets in our window and door profiles reporting unit during 2013. The impairment charge was the result of our evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows. There were no impairment charges related to goodwill and other intangible assets for the year ended December 31, 2012. In addition, we recorded $3.6 million in restructuring related long-lived asset impairment charges during the year ended December 31, 2013, compared to a recovery of $0.8 million, net for restructuring charges during the year ended December 31, 2012. In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants within the window and door profiles reporting unit to improve utilization and efficiencies. Adjusted EBITDA increased to $70.7 million for the year ended December 31, 2013 compared to Adjusted EBITDA of $57.5 million for the year ended December 31, 2012. The $13.2 million increase in Adjusted EBITDA was primarily due to higher gross margin, as a result of lower materials costs, improved conversion costs and lower selling, general and administrative expenses.

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

Operating income.    Operating income decreased by $35.5 million to $29.1 million for the year ended December 31, 2013 from $64.6 million for the year ended December 31, 2012. The decline in operating income was due to a decline in sales volume in 2013 when compared to 2012, coupled with an inventory holding gain of $0.6 million in the year ended December 31, 2013 compared to an inventory holding gain of $16.3 million during the year ended December 31, 2012. In addition, our operating rates for the aromatics segment were lower in the year ended December 31, 2013, versus the year ended December 31, 2012. For the year ended December 31, 2013, our aromatics segment's operating rates for both cumene and phenol/acetone were below the industry operating rates as reported in the December 2013 IHS publication. The reduction in our operating rates for 2013 as compared to 2012 was caused primarily by a planned phenol plant outage during August 2013. Adjusted EBITDA decreased by $35.8 million to $30.3 million for the year ended December 31, 2013 from $66.1 million for the year ended December 31, 2012 predominantly due to the same reasons as the decrease in operating income.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Annual Report on Form 10-K (the "Financial Statements") with four non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

Adjusted Net Income is defined as net income attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain acquisition accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangible assets, and other long-lived asset impairments.

Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP.

Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain acquisition accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangible assets, other long-lived asset impairments, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 8 to this Annual Report on Form 10-K.

Axiall has supplemented the financial statements with Adjusted Net Income and Adjusted Earnings Per Share because investors commonly use financial measures such as Adjusted Net Income and Adjusted Earnings Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of consolidated net income pursuant to GAAP, in order to approximate the amount of net income that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings Per Share because we believe these financial measures will be helpful to investors in approximating what our net income would have been absent the impact of certain non-recurring, pre-tax charges and benefits related to the Merger, the Company's issuance of its 4.875 Notes and the tender offer for, and related redemption of its 9 percent notes. We have supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

In addition, we may compare certain financial information, including building products net sales, on a constant currency basis. We present such information to provide a framework for investors to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, primarily fluctuations in the Canadian dollar. To present this information, current and comparative prior period financial information for certain businesses reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rate in effect during the period, rather than the average exchange rates in effect during the respective periods.

Adjusted Earnings Per Share, Adjusted Net Income, Adjusted EBITDA and building products net sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income, GAAP diluted earnings per share or net sales, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA and building products net sales on a constant currency basis, may be different from the calculations used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Year Ended December 31,
	2014	2013	2012
Diluted earnings per share attributable to Axiall	$0.65	$2.44	$3.45
Earnings per share related to adjustments between net income attributable to Axiall and Adjusted Net Income	0.67	1.49	0.50

Adjusted Earnings Per Share	$1.32	$3.93	$3.95

Adjusted Net Income Reconciliation

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Net income attributable to Axiall	$46.3	$165.3	$120.5
Pretax charges (benefits):
Fair value of inventory—acquisition accounting	-	13.4	-
Merger-related and other, net	30.2	21.2	38.9
Costs to attain Merger-related synergies	20.2	24.8	-
Long-lived asset impairment charges (recoveries), net	17.6	36.0	(0.8)
Gain on sale of assets	-	-	(19.3)
Gain on acquisition of controlling interests	-	(25.9)	-
Loss on redemption and other debt costs	-	78.5	2.7

Total pretax charges	68.0	148.0	21.5
Provision for taxes related to these items	20.9	47.2	3.8

After tax effect of above items	47.1	100.8	17.7

Adjusted Net Income	$93.4	$266.1	$138.2

Adjusted EBITDA Reconciliations

Year Ended December 31, 2014

(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$448.1		$67.7	$(18.5)	$(61.0)	$436.3
Costs to attain Merger-related synergies	(13.5	) (1)	-	(0.2)	(6.5)	(20.2)
Long-lived asset impairment charges, net	(16.6)		(1.0)	-	-	(17.6)
Depreciation and amortization	(200.3)		(34.5)	(2.0)	(9.7)	(246.5)
Interest expense, net	-		-	-	(75.8)	(75.8)
Provision for income taxes	-		-	-	(7.5)	(7.5)
Other	(4.5)		(6.3)	-	(7.7)	(18.5	) (2)

Consolidated net income (loss) (3)	$213.2		$25.9	$(20.7)	$(168.2)	$50.2

(1)
Includes $11.7 million of plant reliability improvement initiatives that are included in cost of sales on our consolidated statements of operations.

(2)
Includes $30.2 million of Merger-related and other, net, partially offset by $6.5 million of lease financing obligations interest and $5.2 million for debt issuance cost amortization.

(3)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Year Ended December 31, 2013

(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$624.5		$70.7	$30.3	$(53.5)	$672.0
Costs to attain Merger-related synergies	(13.8	) (1)	-	-	(11.0)	(24.8)
Long-lived asset impairment charges, net	-		(28.5)	-	(7.5)	(36.0)
Depreciation and amortization	(174.2)		(35.7)	(1.2)	(6.9)	(218.0)
Interest expense, net	-		-	-	(76.6)	(76.6)
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Gain on acquisition of controlling interest	25.9		-	-	-	25.9
Provision for income taxes	-		-	-	(73.6)	(73.6)
Other	(1.1)		(3.3)	-	(18.0)	(22.4	) (2)

Consolidated net income (3)	$461.3		$3.2	$29.1	$(325.6)	$168.0

(1)
Includes $10.3 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of operations.

(2)
Includes $21.2 million of Merger-related and other, net, and $13.4 million of inventory fair value purchase accounting adjustment, partially offset by $7.1 million of lease financing obligations interest and $5.1 million for debt issuance cost amortization expense.

(3)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Year Ended December 31, 2012

(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$264.4	$57.5	$66.1	$(53.1)	$334.9
Long-lived asset impairment charges, net	-	0.8	-	-	0.8
Depreciation and amortization	(45.2)	(38.4)	(1.5)	(4.7)	(89.8)
Gain on sale of assets, net	19.3	-	-	-	19.3
Interest expense, net	-	-	-	(57.1)	(57.1)
Loss on redemption and other debt cost, net	-	-	-	(2.7)	(2.7)
Provision for income taxes	-	-	-	(57.2)	(57.2)
Other	(1.3)	(1.4)	-	(25.0)	(27.7	) (1)

Consolidated net income (2)	$237.2	$18.5	$64.6	$(199.8)	$120.5

(1)
Includes $38.9 million of Merger-related and other, net, offset by $7.3 million of lease financing obligations interest and $3.6 million for debt issuance cost amortization expense.

(2)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales

	Year Ended December 31,
(In millions)	2014	2013	2012
Building products net sales	$878.6	$849.9	$876.6
Impact of currency exchange rates	26.6	13.0	-

Building products constant currency sales	$905.2	$862.9	$876.6

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, the issuance of debt, and the use of available borrowing facilities. The net change in cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash provided by operating activities	$291.1	$325.7	$231.2

Capital expenditures	(210.5)	(196.1)	(80.3)
Proceeds from sale of assets and other	8.1	11.4	23.6
Acquisitions, net of cash acquired	(6.1)	45.1	-

Net cash used in investing activities	(208.5)	(139.6)	(56.7)

Net cash used in financing activities	(75.3)	(216.2)	(63.8)

Effect of exchange rate changes on cash and cash equivalents	(7.0)	(3.7)	1.0

Net change in cash and cash equivalents	$0.3	$(33.8)	$111.7

Operating Activities.    In the consolidated statements of cash flows, changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency, non-cash transactions and the effects of acquisitions and divestitures. Accordingly, the amounts in the consolidated statements of cash flows differ from changes in the operating assets and liabilities that are presented in the consolidated balance sheets.

Net working capital for the years ended December 31, 2014, 2013 and 2012 was $621.0 million, $625.4 million, and $488.3 million, respectively. Cash flows from operating activities decreased $34.6 million for the year ending December 31, 2014 and increased $94.5 million and $43.8 million during the years ending December 31, 2013 and 2012, respectively. The changes in our cash flows provided by operating activities were primarily driven by our net operating results coupled with changes in our operating working capital. The changes in our operating assets and liabilities and the impact of the change on operating working capital for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

				Impact of Change on Operating Working Capital
	Year Ended December 31,
				2014 vs 2013	2013 vs 2012
(In millions)	2014	2013	2012
Change in operating assets and liabilities: (1)
Decrease (increase) in receivables	$55.6	$1.5	$(54.0)	$(54.1)	$(55.5)
Decrease (increase) in inventories	32.4	(44.3)	1.5	(76.7)	45.8
Decrease (increase) in prepaid expenses and other	(42.3)	(4.6)	(1.7)	37.7	2.9
Increase (decrease) in accounts payable	(31.7)	(22.4)	44.4	9.3	66.8
Decrease in interest payable	(0.1)	(3.5)	(2.0)	(3.4)	1.5
Increase (decrease) in accrued income taxes	(12.6)	(6.0)	16.6	6.6	22.6
Increase (decrease) in accrued compensation	(27.1)	(2.7)	24.7	24.4	27.4
Increase (decrease) in other accrued liabilities	12.6	(21.4)	1.2	(34.0)	22.6
Other	(6.1)	4.7	0.6	10.8	(4.1)

Total	$(19.3)	$(98.7)	$31.3	$(79.4)	$130.0

(1)
An increase in assets increases our operating working capital which decreases operating cash flows and an increase in liabilities decreases our operating working capital and increases our operating cash flows. Conversely, a decrease in assets decreases our operating working capital which increases our operating cash flows and a decrease in liabilities increases our operating working capital which decreases our operating cash flows.

Investing Activities.    Cash used in investing activities increased $68.9 million and $82.9 million for the years ended December 31, 2014 and 2013, respectively, and decreased $79.8 million for the year ended December 31, 2012. Capital expenditures increased $14.4 million, $115.8 million and $13.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, the increase in investing activities was primarily due to capital expenditures associated with the Merged Business, including repairs associated with the December 2013 fire at our PHH VCM manufacturing facility in Lake Charles, Louisiana (net of $3.9 million of proceeds pertaining to a settlement with our insurers related to that event), and acquisitions, net of cash acquired, of $6.1 million, offset by proceeds of $8.1 million, primarily from government grants and the sale of assets. The increase in 2013 was primarily due to the operations acquired in the Merger, offset by $45.1 million of cash acquired with the Merged Business which included a $22.0 million payment that PPG made to us in November 2013 for the net working capital settlement in connection with the Merger and $11.4 million in proceeds from the sale of assets. During 2012, our capital investments were reduced by proceeds from the sale of assets totaling $23.6 million, primarily relating to the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million.

On January 28, 2013, we completed the Merger and acquired the Merged Business. The purchase price for the Merged Business was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumed debt of approximately $967.0 million; and (iii) the assumption of certain other liabilities including pension and OPEB obligations.

We incurred maintenance expense for our production facilities of $329.9 million, $312.4 million and $157.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, with the increases in 2014 and 2013 primarily due to the operations acquired in the Merger.

Financing Activities.    Cash used in financing activities decreased $140.9 million in 2014, increased $152.4 million in 2013 and decreased $21.8 million in 2012. In 2014, our financing activities included $45.0 million for dividend payments and $10.0 million related to deferred acquisition payments to PPG. In 2013, our financing activities included the issuance and redemption of long-term debt as described in the preceding paragraphs, $98.1 million in make-whole and other fees related to the Transactions and $22.2 million in dividend payments. During 2012, cash used in financing activities primarily consisted of the early redemption of $50.0 million principal amount of our 9 percent notes, plus early redemption fees and $8.3 million related to our reinstatement of paying dividends on outstanding common stock in the aggregate amount of $0.24 per share during 2012.

As of December 31, 2014 and 2013, our long-term debt consisted of the following:

		December 31,
(In millions)	Maturity Date	2014	2013
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million and $2.4 million at December 31, 2014 and 2013, respectively)	January 28, 2017	192.6	194.8
ABL Revolver	December 17, 2019	-	-

Total debt		1,330.6	1,332.8
Less current portion of long-term debt		(2.8)	(2.8)

Long-term debt, net		$1,327.8	$1,330.0

4.625 Notes

The Company and certain of its subsidiaries guarantee $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc., ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million of costs for the year ended December 31, 2013, related to financing fees that are included in "Loss on redemption and other debt costs" in our consolidated statements of operations.

4.875 Notes

On February 1, 2013, Axiall Corporation issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 which bear interest at a rate of 4.875 percent per annum (the "4.875 Notes"). Interest payments on the 4.875 Notes commenced on May 15, 2013 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries. The net proceeds from the offering of the 4.875 Notes, together with cash on hand, funded the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million, including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment and expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer during the year ended December 31, 2013.

Term Loan

During the year ended December 31, 2013, the Company also guaranteed a $279.0 million term loan due 2017 made to Spinco (the "Term Loan"). The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan agreement and subject to a 1 percent floor) plus 2.50 percent per annum. As of December 31, 2014, outstanding borrowings under the Company's Term Loan had a stated interest rate of 3.50 percent per annum and an effective interest rate, inclusive of amortization of deferred debt issuance cost, of approximately 3.9 percent.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the year ended December 31, 2013, we repaid approximately $81.8 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our consolidated statements of operations. During the year ended December 31, 2014, we repaid an additional $2.8 million of the outstanding balance of our Term Loan in accordance with the contractual terms of our agreement.

ABL Revolver

In December 2014, the Company amended and restated its asset-based revolving credit facility (the "ABL Revolver") to, among other things, increase the commitments under the ABL Revolver from $500.0 million to $600.0 million and extend the maturity date to December 17, 2019. At the Company's election, with respect to borrowings in the United States under the ABL Revolver, the borrowings bear interest at a rate equal to either: (i) the higher of certain index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), plus an applicable margin. At the election of the Company, with respect to borrowings in Canada under the ABL Revolver, the borrowings will bear interest at a rate equal to either: (i) the higher of certain index rates; or (ii) three-month LIBOR, if available, in each case, plus an applicable margin. The applicable margin for borrowings under the ABL Revolver will be 0.50 percent per annum for base rate and index loans and 1.50 percent per annum for LIBOR margin loans, provided that if the Company has not received a corporate family credit rating of at least Ba3 from Moody's and BB- from S&P, the applicable margin will range from 0.5 percent to 1.0 percent, with respect to base rate and index loans and 1.5 percent to 2.0 percent with respect to LIBOR margin loans, depending on the utilization percentages set forth in the ABL Revolver. As of December 31, 2014 and 2013, we had no outstanding balance on our ABL Revolver. As of December 31, 2014, our availability under the ABL Revolver was approximately $429.8 million, net of outstanding letters of credit totaling $82.3 million.

The ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries, other than certain excluded subsidiaries. Canadian borrowing obligations under the ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries, other than certain excluded subsidiaries. All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

The ABL Revolver, the Term Loan agreement and the indentures governing the 4.625 Notes and the 4.875 Notes each contain customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment. As of December 31, 2014, we were in compliance with the covenants under the ABL Revolver, the Term Loan agreement and the indentures governing the 4.625 Notes and 4.875 Notes.

In connection with the issuance of each of the 4.625 Notes and 4.875 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering the 4.625 Notes and 4.875 Notes. On June 27, 2014, the Company completed the exchange offer registering the 4.625 Notes and 4.875 Notes with the SEC in satisfaction of the terms of these agreements.

Borrowings under the ABL Revolver, if any, were at variable interest rates.

(Dollars in millions)	As of and for the quarter ended December 31, 2014	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012
Short-term borrowings from banks:
Outstanding amount at period ending	$-	$-	$-	$-
Weighted average interest rate at period ending (1)	-%	-%	-%	-%
Average daily amount outstanding for the period	$-	$2.4	$49.7	$3.9
Weighted average daily interest rate for the period	-%	3.75%	2.18%	4.75%
Maximum month-end amount outstanding during the period	$-	$14.2	$170.0	$29.0

(1)
As of December 31, 2014, the applicable rate for future borrowings would have been 1.75 percent to 3.75 percent under the ABL Revolver.

Subsequent Events

On February 27, 2015, Axiall Holdco, Inc., a wholly-owned subsidiary of the Company ("Axiall Holdco"), entered into a credit agreement with a syndicate of financial institutions (the "Term Loan Agreement") for a new $250 million term loan facility (the "New Term Loan Facility") in order to refinance the principal amount outstanding under Spinco's existing Term Loan Facility, pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, the Company and the subsidiary guarantors.

Borrowings under the New Term Loan are expected to mature on the seventh anniversary of the closing date.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

Lease Financing Obligation

As of December 31, 2014 and 2013, we had a lease financing obligation of $94.2 million and $104.7 million, respectively. The change from the December 31, 2013 balance is due to a one-time $2.3 million payment and the change in the Canadian dollar exchange rate as of December 31, 2014. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor. That factor and certain other terms and conditions resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the consolidated balance sheets. The amount of the collateralized letter of credit was $1.6 million and $3.8 million as of December 31, 2014 and 2013, respectively. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $94.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of December 31, 2014 are $5.5 million in 2015, $5.5 million in 2016 and $1.4 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2013 is due to the one-time $2.3 million payment, current period lease payments and the change in the Canadian dollar exchange rate as of December 31, 2014.

Dividends

During the year ended December 31, 2014, the Company's Board of Directors declared dividends of $0.64 per share, in equal installments of $0.16 per share, according to the following record and payment dates:

Declared Date	Record Date	Payment Date
March 4, 2014	March 28, 2014	April 10, 2014
May 20, 2014	June 27, 2014	July 11, 2014
August 13, 2014	September 16, 2014	October 10, 2014
November 18, 2014	December 26, 2014	January 12, 2015

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

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of February 27, 2015, we have no significant required payments of principal on our debt until December 2019. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Contractual Obligations

Our aggregate future payments under contractual obligations by category as of December 31, 2014, were as follows:

(In millions)	Total	2015	2016	2017	2018	2019	2020 and thereafter
Contractual obligations:
Purchase obligations	$962.0	$449.1	$168.4	$150.2	$39.3	$37.4	$117.6
Long-term debt—principal	1,332.4	2.8	2.8	188.8	-	-	1,138.0
Long-term debt—interest	392.6	60.5	60.4	54.3	53.8	53.8	109.8
Lease financing obligations	12.4	5.5	5.5	1.4	-	-	-
Capital lease obligations	5.9	1.1	1.1	1.1	1.0	0.8	0.8
Operating lease obligations	161.5	39.6	32.6	27.3	17.6	11.9	32.5
Expected pension and OPEB contributions	308.6	10.8	10.2	9.8	9.7	11.0	257.1
Deferred acquisition payments	40.0	10.0	15.0	15.0	-	-	-
Asset retirement obligation	152.7	-	-	3.0	-	-	149.7

Total	$3,368.1	$579.4	$296.0	$450.9	$121.4	$114.9	$1,805.5

Purchase obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2014.

Long-term debt, principal.    Long-term debt principal obligations are listed in the table above based on the contractual due dates. On February 27, 2015, we entered into a new $250 million term loan facility, which matures on February 27, 2022, to refinance our existing term loan facility, pay related fees and expenses, and for general corporate purposes. See Note 9 of the Notes to the Consolidated Financial Statements.

Long-term debt, interest.    Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2014.

Lease financing obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Capital lease obligations.    We lease railcars for our chlorovinyls segment under capital leases with varying maturities through the year 2020.

Operating lease obligations.    We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025.

Expected pension and OPEB contributions.    Expected pension contributions for the funded obligations represent the projected minimum required contributions based on assumptions as of December 31, 2014 and are determined in accordance with local requirements such as the Employee Retirement Income Security Act. Also included are contributions for the unfunded pension and OPEB plans which are based on the expected benefit payments estimated as of December 31, 2014.

Deferred acquisition payments.    Payments of deferred purchase price represent amounts due to PPG based upon the final funding status of the pension plans assumed in the Merger. In 2014, we made a payment of $10 million to PPG in connection with the funding status of certain assumed pension plans of the Merged Business. We will make remaining payments in the aggregate amount of $40 million to PPG over the next three years.

Asset retirement obligations.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of thirty years.

Uncertain income tax positions.    We have recognized a liability for our uncertain income tax positions of approximately $10.0 million as of December 31, 2014. We do not believe we are likely to pay any amounts during the year ended December 31, 2015. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.

Outlook

We expect our first quarter 2015 financial results to be negatively impacted by several factors including: (i) above average maintenance expenses and reduced operating rates due to planned outages in our VCM, PVC, chlor-alkali and chlorinated derivatives operations; and (ii) a continued weak Canadian dollar, as compared to a stronger U.S. dollar, which we expect to negatively impact the earnings of our Building Products segment.

Prices for both chlorine and caustic soda have declined in the last several quarters. Although demand for chlorine has been solid in January and February 2015, we believe the near-term direction of caustic prices is uncertain and ultimately will be determined by the pace at which global demand absorbs the chlor-alkali manufacturing capacity added to North America in early 2014. In addition, PVC price declines accelerated in January 2015, and current margins for PVC are well below the average PVC margin achieved in the quarter ended December 31, 2014. Taking all of these factors into consideration, we believe expectations for margins in both ECU products and PVC will not become clear before the second quarter of 2015.

Over the longer term, we expect to sustain our operations at the improved levels we realized in the second half of 2014. In addition, we believe ECU values will be driven higher by the strength of domestic demand and improved export volumes for ECU products. We believe we are also well positioned to take advantage of a number of macro-economic and industry trends. In particular, we expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the pace of global capacity growth in our key products has slowed dramatically compared to the beginning of the decade, which should improve the supply-demand balance for those products. Moreover, we believe the gradual improvement in the United States housing market, both in terms of starts and renovation activity will continue, which should drive building products volumes higher. We expect the combination of these macro-economic and industry trends to increase demand for ECU and vinyl products.

Inflation

The most significant component of our cost of sales is raw materials, which include basic oil-based commodities and natural gas or derivatives thereof. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update) 2015-01—Extraordinary and Unusual Items (Subtopic 225-20). The Update eliminates from GAAP the concept of extraordinary items as part of FASB's initiative to reduce the complexity in current accounting standards. Previous GAAP guidance required an entity to separately classify, present, and disclose extraordinary events and transactions. An event or transaction was presumed to be both ordinary and usual unless evidence clearly supported classification as an extraordinary item. However, the concept of extraordinary items caused uncertainty in practice because it was unclear as to when an item should be considered both unusual and infrequent and it was extremely rare in practice for a transaction or event to meet the classification requirement of an extraordinary item. Going forward, items that would have met the definition of extraordinary items will be treated in a similar manner as unusual and infrequent items. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. We have adopted the amendments in this Update and there was no material impact on our consolidated financial statements.

In June 2014, FASB issued ASU 2014-12—Compensation—Stock Compensation (Topic 718). Under this Update: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), a performance target that affects vesting, and that could be achieved after the requisite service period, would be treated as a performance condition. GAAP did not address these issues. The Update states that a reporting entity should apply existing guidance in Topic 718 to account for awards with performance conditions that affect the vesting of such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period

(which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Update is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

In April 2014, the FASB issued ASU 2014-08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopics 205 (Presentation of Financial Statements) and 360 (Property, Plant, and Equipment). The Update changes the criteria for reporting discontinued operations and enhances the FASB's convergence with International Accounting Standards. The Update improves the definition of discontinued operations by limiting discontinued operations reporting specifically to the disposal of a component or a group of components of an entity that results in a strategic shift that has (or will have) a major effect on an entity's operations and financial results when certain criteria are met. The Update raises the threshold for disposals to qualify as discontinued operations and expands the disclosure requirements for discontinued operations and certain other disposals that do not qualify as discontinued operations. The amendments in this Update are effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. We have adopted the amendments in this Update and there was no material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. In accordance with this Update, the Company reclassified liabilities associated with certain unrecognized tax benefits as a reduction to deferred tax assets for a net operating loss carryforward in the amount of $4.5 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

  •
  Long-Lived Assets

  •
  Goodwill and Other Intangible Assets

  •
  Pension and OPEB Liabilities

  •
  Environmental Accruals

  •
  Income Taxes

Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with our independent public accounting firm. Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company's significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements in Item 8.

Long-Lived Assets

Our long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on macro-economic conditions, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. The actual impairment charge incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

During the year ended December 31, 2014, the Company incurred approximately $10.9 million in long-lived assets impairment charges of which $9.9 million related to property, plant and equipment for our phosgene derivatives product line that is classified as held-for-sale in our chlorovinyls segment. During the year ended December 31, 2013, the Company recognized $7.5 million in long-lived asset impairment charges.

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, customer relationships, supply contracts, trade names, and technology. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including, but not limited to, customer relationships, supply contracts, trade names and technology) acquired and liabilities assumed under acquisition accounting for business combinations.

As of December 31, 2014, we have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill in its siding and mouldings reporting units.

Our other indefinite-lived assets consist only of trade names in our building products segment. Impairment testing for indefinite-lived intangible assets other than goodwill involves comparing the fair value of the intangible asset to its carrying value. The fair values of our trade names are estimated based on the relief from royalty method under the income approach. This approach utilizes a discounted cash flow analysis.

In December 2014, the Company recorded an impairment charge of approximately $4.1 million of goodwill and $2.6 million of customer relationships relating to our phosgene derivatives product line that is classified as held-for-sale. Based on the results of our 2013 evaluation, we recorded an impairment charge to write-down goodwill and other intangible assets in the window and door profiles reporting unit by $24.9 million in the year ended December 31, 2013. The write-down was due primarily to the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit. The 2013 write-down included $18.2 million for goodwill, $3.1 million for indefinite-lived trade names and $3.6 million for customer relationship assets.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying value of our intangible assets for impairment between annual impairment test dates if an event occurs or circumstances change that would indicate the carrying value may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization.

Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses and market multiple analyses in estimating the fair value. The weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit.

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

We tested our reporting units with goodwill and other indefinite-lived intangible assets in the fourth quarter of 2014 in accordance with our annual October 1 impairment testing. None of our reporting units showed indications of impairment for goodwill or other indefinite-lived intangible assets. The estimated fair value of each of our chlor-alkali and derivatives, compound, siding and mouldings reporting units exceeds the unit's carrying value by more than 10 percent.

Definite-Lived Intangible Assets

We have definite-lived intangible assets that include customer relationships, supply contracts, technology and trade names. We evaluate these assets for impairment if an event occurs or circumstances change that would indicate the carrying value could be impaired. If indicators suggest that the related undiscounted cash flows do not exceed the carrying value of the asset, we recognize an impairment charge to the extent that the carrying value exceeds the fair value of the definite lived intangible asset.

Pension and OPEB Liabilities

Accounting for employee pension and OPEB plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and forecasted economic conditions and our investment policy and strategy with regard to managing the plans. We believe our estimates, the most significant of which are stated below, are reasonable.

Assumptions for Benefit Obligations

Mortality is a key assumption used to determine the benefit obligation for the defined benefit pension and OPEB plans. The Company has historically utilized the Society of Actuaries' (SOA) published mortality data in developing a best estimate of mortality. On October 27, 2014, the SOA published updated mortality tables for U.S. plans ("RP-2014") and an updated generational improvement scale ("MP-2014"), which both reflect improved longevity. The Company adopted the SOA's new RP-2014 and MP-2014 as published by the SOA for purposes of measuring pension and OPEB benefit obligations at year-end. The change to the mortality assumption increased the year-end pension and OPEB obligations by $74 million and $2 million, respectively, as of December 31, 2014.

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension and OPEB obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The rate of compensation is based on projected salary increases for our plan participants. The healthcare cost trend assumption is based on a number of factors including our actual healthcare cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates. The weighted average assumptions used for determining our benefit obligations are as follows:

	Pension Benefits		OPEB
	2014	2013	2014	2013
Discount rate	3.98%	4.81%	3.90%	4.65%
Rate of compensation increase	3.01%	3.00%	NA	3.00%
Health care cost trend rate
—Initial rate	NA	NA	7.00%	7.49%
—Ultimate rate	NA	NA	4.50%	4.50%
—Years to ultimate	NA	NA	9	10

Assumptions for Annual Projected Expense

The discount rate for determining annual pension and OPEB expense is determined by matching the expected cash flows of our pension and OPEB obligations to a yield curve generated by a broad portfolio of high-quality fixed rate debt instruments. The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2014, is 61 percent equity securities, 37 percent debt securities, and 2 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The rate of compensation is based on projected salary increases for our plan participants. The weighted average expected discount rate, expected long-term rate of return on plan assets and rate of compensation increase assumptions used for determining annual pension expense for our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2014	2013	2012	2014	2013
Discount rate	4.81%	4.16%	5.00%	4.65%	4.39%
Expected long-term rate of return on plan assets	7.42%	6.91%	8.25%	NA	NA
Rate of compensation increase	3.00%	3.14%	NA	NA	3.11%

Sensitivity for Key Underlying Assumptions

The following table shows the impact of a 25 basis point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension and OPEB plans, and the impact of the increase (decrease) on benefit obligations and expense for the year ended December 31, 2014.

(In millions)	25 Basis Point Increase	25 Basis Point Decrease
Pension Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$(0.2)	$(0.1)
Effect on projected benefit obligation	(24.0)	25.3
Return on Assets:
Effect on ongoing net periodic benefit cost	(1.6)	1.6
OPEB Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	0.1	(0.1)
Effect on projected benefit obligation	(2.7)	3.3

For the plan year ended December 31, 2014, if the assumed healthcare inflation trend rates were 1 percent higher or 1 percent lower for the OPEB plans, the benefit obligations would increase by $2.4 million or decrease by $2.1 million respectively. For the plan year ended December 31, 2014, a 1 percent increase in the assumed healthcare inflation trend rates would increase the OPEB plan aggregate service and interest cost by $0.1 million, while a 1 percent decrease would decrease the aggregate service and interest cost by $0.1 million.

Environmental Accruals

In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see Note 10 of the Notes to Consolidated Financial Statements included in Item 8), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $5.4 million, on an after-tax basis.

Environmental Remediation

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

As of December 31, 2014 and 2013, we had reserves for environmental contingencies totaling approximately $54 million and $64 million, respectively, of which approximately $12 million were classified as a current liability in both years. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2014 and 2013, we have reserved approximately $18 million and $25 million, respectively, for the costs associated with this matter.

  •
  As of December 31, 2014 and 2013, we have reserved approximately $15 million for environmental contingencies related to on-site remediation at our Lake Charles South Facility principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of December 31, 2014 and 2013, we have reserved approximately $15 million and $14 million, respectively, for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

Our assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $52 million to $89 million. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility.

Environmental Laws and Regulations

Due to the nature of environmental laws, regulations and liabilities, it is possible that we may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be estimable. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

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

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemical companies, are currently required to file certain governmental reports relating to GHG emissions. The U.S.

Government has considered, and may in the future implement restrictions or other controls on GHG emissions, any of which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the EPA has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued the Boiler MACT regulations, which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility is our source most significantly impacted by the Boiler MACT regulations. Bringing our operations into compliance with the new regulations will require capital expenditures of approximately $30 million.

  •
  In April 2012, the EPA issued the PVC MACT regulation to update emissions limits for PVC and copolymer production. The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance with certain requirements of the PVC MACT regulation, and due to compliance extensions we recently received from the relevant government agencies, until April 2016 to come into compliance with other requirements. We have already undertaken significant efforts to achieve compliance by these deadlines. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures or increase our operating costs, to levels significantly higher than what we have previously estimated. We currently estimate the capital expenditures we would incur to comply with the PVC MACT regulation would be approximately $15 million.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. If it is not more likely than not that we will realize a deferred tax asset, we record a valuation allowance against such asset. As of December 31, 2014, a valuation allowance of $86.6 million has been provided against the deferred taxes in Canada. We use a similar evaluation for determining when to release previously recorded valuation allowances. We recognize tax benefits for uncertain tax positions when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks associated with long-term financing, derivative financial instruments, foreign currency exchange rates, and raw material commodity prices. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of interest rates, exchange rates, raw material commodity and natural gas markets may have on our operating results. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

(In millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair value at 12/31/2014
Financial instruments:
Fixed rate instruments:
Fixed rate principal	$-	$-	$-	$-	$-	$688.0	$688.0	$651.9
Average interest rate	-%	-%	-%	-%	-%	4.625%	4.625%
Fixed rate principal	$-	$-	$-	$-	$-	$450.0	$450.0	$426.7
Average interest rate	-%	-%	-%	-%	-%	4.875%	4.875%
Variable rate instruments:
Term Loan (1)	$2.8	$2.8	$188.8	$-	$-	$-	$194.4	$194.4
Average interest rate	3.500%	3.500%	3.500%	-%	-%	-%	3.500%

(1)
On February 27, 2015, we entered into a new $250 million term loan facility, which matures on February 27, 2022, to refinance our existing term loan facility, pay related fees and expenses, and for general corporate purposes. See Note 9 of the Notes to the Consolidated Financial Statements.

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

The Company also guaranteed a $279.0 million term loan due 2017 originally made with Spinco (the "Term Loan"). The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At December 31, 2014, the interest rate on outstanding borrowings of $194.4 million under the Term Loan was 3.50 percent per annum. Obligations under the

Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

In December 2014, the Company amended and restated its asset-based revolving credit facility (the "ABL Revolver") to, among other things, increase the commitments under the ABL Revolver from $500.0 million to $600.0 million and extend the maturity date to December 17, 2019. At the Company's election, with respect to United States borrowings under the ABL Revolver, the ABL Revolver bears interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), plus an applicable margin. At the election of the Company, with respect to Canadian borrowings under the ABL Revolver, the ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, if available, in each case, plus an applicable margin. The applicable margin for borrowings under the ABL Revolver will be 1.50 percent per annum for LIBOR margin loans and 0.50 percent per annum for base rate and index loans, provided that if the Company has not received a corporate family credit rating of at least Ba3 from Moody's and BB– from S&P, the applicable margin will range from 1.5 percent to 2.0 percent with respect to LIBOR margin loans and 0.5 percent to 1.0 percent, with respect to base rate and index loans, depending on the utilization percentages set forth in the ABL Revolver. As of December 31, 2014 and 2013, we had no outstanding balance on our ABL Revolver. As of December 31, 2014, our availability was approximately $429.8 million, net of outstanding letters of credit totaling $82.3 million.

Foreign Currency Exchange Risk Management.    We may or may not enter into foreign exchange forward contracts and options and cross-currency swaps to hedge various currency exposures or create desired exposures. As of December 31, 2014 and 2013 we had no outstanding foreign exchange swaps.

Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We generally designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas forward purchase contracts at December 31, 2014 was a liability of $12.9 million. We had no raw material or natural gas forward purchase contracts at December 31, 2013.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited the accompanying consolidated balance sheets of Axiall Corporation and subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2015

Axiall Corporation

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2014	2013
Assets:
Cash and cash equivalents	$166.8	$166.5
Receivables, net of allowance for doubtful accounts of $5.6 million and $5.5 million at December 31, 2014 and 2013, respectively	467.0	548.8
Inventories	353.7	403.6
Prepaid expenses and other	89.7	31.6
Deferred income taxes	28.0	18.0

Total current assets	1,105.2	1,168.5
Property, plant and equipment, net	1,665.7	1,658.7
Goodwill	1,741.0	1,763.2
Customer relationships, net	1,024.5	1,101.8
Other intangible assets, net	68.1	72.9
Other assets, net	69.8	112.1

Total assets	$5,674.3	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	295.5	313.7
Interest payable	15.2	15.4
Income taxes payable	3.1	17.1
Accrued compensation	33.6	61.5
Other accrued liabilities	133.9	132.6

Total current liabilities	484.1	543.1
Long-term debt, excluding the current portion of long-term debt	1,327.8	1,330.0
Lease financing obligation	94.2	104.7
Deferred income taxes	767.5	865.5
Pensions and other postretirement benefits	250.5	129.8
Other non-current liabilities	161.2	175.8

Total liabilities	3,085.3	3,148.9

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at December 31, 2014 and 2013; issued and outstanding: 70,196,116 and 69,890,666 at December 31, 2014 and 2013, respectively.	0.7	0.7
Additional paid-in capital	2,284.3	2,272.6
Retained earnings	269.8	269.3
Accumulated other comprehensive income (loss), net of tax	(73.7)	66.3

Total Axiall stockholders' equity	2,481.1	2,608.9
Noncontrolling interest	107.9	119.4

Total equity	2,589.0	2,728.3

Total liabilities and equity	$5,674.3	$5,877.2

See accompanying notes to consolidated financial statements.

Axiall Corporation

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Net sales	$4,568.7	$4,666.0	$3,325.8
Operating costs and expenses:
Cost of sales	4,068.1	3,924.5	2,865.4
Selling, general and administrative expenses	310.5	299.1	203.5
Transaction-related costs and other, net	38.4	35.6	38.9
Long-lived asset impairment charges (recoveries), net	17.6	36.0	(0.8)
Gain (loss) on sale of assets, net	-	-	(19.3)

Total operating costs and expenses	4,434.6	4,295.2	3,087.7

Operating income	134.1	370.8	238.1
Interest expense	(76.5)	(77.6)	(57.5)
Loss on redemption and other debt costs	-	(78.5)	(2.7)
Gain on acquisition of controlling interest	-	25.9	-
Foreign exchange loss	(0.6)	-	(0.6)
Interest income	0.7	1.0	0.4

Income before income taxes	57.7	241.6	177.7
Provision for income taxes	7.5	73.6	57.2

Consolidated net income	50.2	168.0	120.5
Less net income attributable to noncontrolling interest	3.9	2.7	-

Net income attributable to Axiall	$46.3	$165.3	$120.5

Earnings per share attributable to Axiall:
Basic	$0.66	$2.46	$3.47
Diluted	$0.65	$2.44	$3.45

Weighted average common shares outstanding:
Basic	70.1	67.3	34.5
Diluted	70.6	67.8	34.8

Dividends per common share	$0.64	$0.48	$0.24

See accompanying notes to consolidated financial statements.

Axiall Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2014	2013	2012
Consolidated net income	$50.2	$168.0	$120.5
Less net income attributable to noncontrolling interest	3.9	2.7	-

Net income attributable to Axiall	46.3	165.3	120.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(57.7)	(34.7)	8.0
Pensions and OPEB liability adjustments	(168.6)	173.4	(13.4)
Unrealized gain (loss) on derivative cash flow hedges	(11.8)	(1.4)	0.7

Other comprehensive income (loss), before income taxes	(238.1)	137.3	(4.7)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	(90.4)	49.1	(1.0)

Other comprehensive income (loss), net of tax	(147.7)	88.2	(3.7)
Other comprehensive loss, attributable to noncontrolling interest net of tax	(7.7)	-	-

Other comprehensive income (loss) attributable to Axiall, net of tax	(140.0)	88.2	(3.7)
Comprehensive income (loss), net of income taxes	(97.5)	256.2	116.8
Less comprehensive income (loss) attributable to noncontrolling interest	(3.8)	2.7	-

Comprehensive income (loss) attributable to Axiall	$(93.7)	$253.5	$116.8

See accompanying notes to consolidated financial statements.

Axiall Corporation
Consolidated Statements of Stockholders' Equity

(In millions)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Axiall Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2012	34.3	$0.3	$480.5	$25.9	$(18.2)	$488.5		$488.5
Consolidated net income	-	-	-	120.5	-	120.5	-	120.5
Dividends declared ($0.24 per share)	-	-	-	(8.4)	-	(8.4)	-	(8.4)
Other comprehensive loss	-	-	-	-	(3.7)	(3.7)	-	(3.7)
Employee stock purchase and stock compensation plans, net of forfeitures	0.5	-	9.1	-	.	9.1	-	9.1
Shares withheld for taxes on share-based payment awards	(0.2)	-	(5.3)	-	-	(5.3)	-	(5.3)
Tax benefit from stock purchase and stock compensation plans	-	-	2.8	-	-	2.8	-	2.8

Balance, December 31, 2012	34.6	0.3	487.1	138.0	(21.9)	603.5	-	603.5
Consolidated net income	-	-	-	165.3	-	165.3	2.7	168.0
Dividends declared ($0.48 per share)	-	-	-	(34.0)	-	(34.0)	-	(34.0)
Distribution to noncontrolling interest	-	-	-	-	-	-	(13.3)	(13.3)
Other comprehensive income	-	-	-	-	88.2	88.2	-	88.2
Issuance of common stock and replacement share-based awards in connection with merger	35.2	0.4	1,774.9	-	-	1,775.3	-	1,775.3
Noncontrolling interest recognized in connection with the merger	-	-	-	-	-	-	130.0	130.0
Employee stock purchase and stock compensation plans, net of forfeitures	0.1	-	11.6	-	-	11.6	-	11.6
Shares withheld for taxes on share-based payment awards	-	-	(1.7)	-	-	(1.7)	-	(1.7)
Tax benefit from stock purchase and stock compensation plans	-	-	0.7	-	-	0.7	-	0.7

Balance, December 31, 2013	69.9	0.7	2,272.6	269.3	66.3	2,608.9	119.4	2,728.3
Consolidated net income	-	-	-	46.3	-	46.3	3.9	50.2
Dividends declared ($0.64 per share)	-	-	-	(45.6)	-	(45.6)	-	(45.6)
Distribution to noncontrolling interest	-	-	-	-	-	-	(7.7)	(7.7)
Other comprehensive loss	-	-	-	-	(140.0)	(140.0)	(7.7)	(147.7)
Employee stock purchase and stock compensation plans, net of forfeitures	0.3	-	17.0	-	-	17.0	-	17.0
Shares withheld for taxes on share-based payment awards	-	-	(7.0)	-	-	(7.0)	-	(7.0)
Tax benefit from stock purchase and stock compensation plans	-	-	1.5	-	-	1.5	-	1.5
Other	-	-	0.2	(0.2)	-	-	-	-

Balance, December 31, 2014	70.2	$0.7	$2,284.3	$269.8	$(73.7)	$2,481.1	$107.9	$2,589.0

See accompanying notes to consolidated financial statements.

Axiall Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$50.2	$168.0	$120.5
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation	171.7	148.3	82.0
Amortization	74.8	69.7	7.8
Deferred income taxes	(16.9)	(55.3)	(8.5)
Loss on redemption and other debt costs	-	78.5	2.7
Gain on acquisition of controlling interest	-	(25.9)	-
Long-lived asset impairment charges (recoveries), net	17.6	36.0	(0.8)
Gain on sale of assets	-	-	(19.3)
Other non-cash items	13.0	5.1	15.5
Change in operating assets and liabilities:
Receivables	55.6	1.5	(54.0)
Inventories	32.4	(44.3)	1.5
Prepaid expenses and other	(42.3)	(4.6)	(1.7)
Accounts payable	(31.7)	(22.4)	44.4
Interest payable	(0.1)	(3.5)	(2.0)
Accrued income taxes	(12.6)	(6.0)	16.6
Accrued compensation	(27.1)	(2.7)	24.7
Other accrued liabilities	12.6	(21.4)	1.2
Other	(6.1)	4.7	0.6

Net cash provided by operating activities	291.1	325.7	231.2

Cash flows from investing activities:
Capital expenditures	(210.5)	(196.1)	(80.3)
Proceeds from sale of assets and other	8.1	11.4	23.6
Acquisitions, net of cash acquired	(6.1)	45.1	-

Net cash used in investing activities	(208.5)	(139.6)	(56.7)

Cash flows from financing activities:
Borrowings on ABL revolver	148.9	402.5	183.4
Repayments on ABL revolver	(148.9)	(402.5)	(183.4)
Issuance of long-term debt	-	450.0	-
Long-term debt payments	(3.5)	(531.8)	(51.5)
Make-whole and other fees paid related to financing activities	(2.2)	(98.1)	(1.5)
Lease financing obligation payment	(2.3)	-	-
Deferred acquisition payments	(10.0)	-	-
Dividends paid	(45.0)	(22.2)	(8.3)
Distribution to noncontrolling interest	(7.7)	(13.3)	-
Excess tax benefits from share-based payment arrangements	2.3	0.9	2.7
Stock compensation plan activity	(6.9)	(1.7)	(5.2)

Net cash used in financing activities	(75.3)	(216.2)	(63.8)

Effect of exchange rate changes on cash and cash equivalents	(7.0)	(3.7)	1.0
Net change in cash and cash equivalents	0.3	(33.8)	111.7
Cash and cash equivalents at beginning of year	166.5	200.3	88.6

Cash and cash equivalents at end of year	$166.8	$166.5	$200.3

Significant non-cash transaction

On January 28, 2013, we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business" or the "PPG Chemicals Business"), through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger"). The purchase price for these transactions was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and OPEB obligations. See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Axiall Corporation
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Principles of Consolidation.    The consolidated financial statements include the accounts of Axiall Corporation ("Axiall," the "Company," "we," "us" or "our") and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, which are 50 percent or less owned and do not otherwise meet consolidation requirements, are accounted for using the equity method. These investments are immaterial to the Company's consolidated financial statements. Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts.    We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on contract terms, historical collection experience, periodic evaluations of the aging of accounts receivable and specific collectability analysis. Individual accounts are written-off once we have determined we have exhausted our collection efforts and the account is deemed not collectable. Activity in our allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 is set forth in the table below:

Year Ended December 31, (In millions)	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2014
Allowance for doubtful accounts	$5.5	$0.9	$(0.1)	$(0.7)	$5.6
2013
Allowance for doubtful accounts	4.5	3.4	(0.1)	(2.3)	5.5
2012
Allowance for doubtful accounts	4.2	1.6	-	(1.3)	4.5

(1)
Represents the foreign currency translation due to the change in exchange rate during the period.

(2)
Accounts receivable balances written off during the period, net of recoveries.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for the majority of inventory and the weighted average cost method for the remainder. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. At December 31, 2014 and 2013, we had approximately $17.3 million and $20.2 million, respectively, of inventory on consignment.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest cost capitalized during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $0.7 million and $0.3 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $171.7 million, $148.3 million and $82.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the estimated useful lives of our assets are as follows:

Buildings	27-39 years
Land improvements	15-25 years
Chemical manufacturing plants	25 years
Machinery and equipment	2-25 years
Dies and moulds	3-10 years
Office furniture and equipment	2-10 years
Computer equipment and software	3-10 years

Long-Lived Assets.    Our long-lived assets consist of property, plant and equipment, as well as intangible assets with definite lives. Our intangible assets with definite-lives include customer relationships, supply contracts, trade names and technology that are identified during acquisitions. Long-lived assets are amortized on a straight-line basis over their estimated useful lives. Our long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. If our undiscounted cash flows do not exceed the carrying value and the carrying value of the asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Assets held for sale are recorded at the lower of the carrying value or fair value, less costs to sell, and are no longer depreciated.

Indefinite-Lived Intangible Assets.    Our indefinite-lived intangible assets consist only of trade names. The fair values of our trade names are estimated based on the relief from royalty method under the income approach, using a discounted cash flow analysis.

Goodwill.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in acquisition accounting for business combinations.

Valuation of Goodwill and Indefinite-Lived Intangible Assets:    The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying value of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying value may be impaired. Such events and indicators may include, without limitation, significant declines in industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization. Certain factors including but not limited to a sustained decline in our market capitalization below our book value or prolonged deterioration in our industry or market conditions could lead us to determine, in a future period, that an impairment test would be required and result in an impairment charge, which could have a negative impact on our result of operations.

Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses and market multiple analyses in estimating fair value. The weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our business units. To the extent that significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired, may become impaired in the future.

Other Assets.    Other assets primarily consist of deferred financing costs related to our issuance of debt, deferred income tax assets, our investment in joint ventures, and assets held for sale. Deferred financing costs are amortized to interest expense using the effective interest rate method over the term of the related debt instruments. Our joint ventures are accounted for under the equity method of accounting.

Warranty Costs.    We provide warranties for certain building products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in other accrued liabilities and other non-current liabilities in the consolidated balance sheets. Activity in our warranty liabilities for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In millions)	2014	2013	2012
Beginning balance, January 1,	$12.6	$13.6	$11.8
Estimated fair value of warranty liability assumed in acquisition	-	-	1.1
Warranty provisions	4.8	4.6	6.2
Foreign currency translation gain (loss)	(0.5)	(0.4)	0.1
Warranty claims paid	(3.4)	(5.2)	(5.6)

Ending balance, December 31,	$13.5	$12.6	$13.6

Self-Insurance Accruals.    We are self-insured up to certain limits for costs associated with workers' compensation and employee group medical coverage, as well as for our general liability and property and casualty coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred, but not reported claims. These accruals are included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

Loss Contingencies.    In the normal course of business, we are involved in legal proceedings and other matters that may result in loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated.

Derivative Financial Instruments.    The Company is directly and indirectly affected by changes in certain market conditions and market risks. When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks that may be managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. As an integral part of our risk management program, we may manage our financial exposures to reduce the potentially adverse effect that the volatility of the commodity markets may have on our operating results. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

All derivative financial instruments are carried at fair value in our consolidated balance sheets. If the derivative financial instrument qualifies for hedge accounting treatment, changes in the fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

We also enter into derivative financial instruments that are designed to hedge risks but are not designated as hedging instruments. Changes in the fair value of these non-designated hedging instruments are adjusted to fair value through earnings in our consolidated statements of operations.

We formally document hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking derivative financial instruments that are designated as cash flow hedges to specific assets or liabilities on the consolidated balance sheet or linking derivatives to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative is expired, sold, terminated, exercised, discontinued, or otherwise settled because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge derivative financial instrument.

Pension Plans and OPEB Plans.    Accounting for employee pension and OPEB plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and forecasted economic conditions and our investment policy and strategy with regard to managing the plans. We believe our estimates, the most significant of which are presented in Note 12 to the Notes to the Consolidated Financial Statements, to be reasonable.

The Company determines the fair value of substantially all our plan assets utilizing market quotes rather than developing "smoothed" values, "market related" values, or other modeling techniques. Plan asset gains or losses in a given year are included with other actuarial gains and losses due to remeasurement of the plans' projected benefit obligations ("PBO"). If the total unrecognized gain or loss exceeds 10 percent of the larger of (i) the PBO or (ii) the market value of plan assets, the excess of the total unrecognized gain or loss is amortized over the expected average future lifetime of participants in the frozen pension plans and over the average remaining service period of covered employees in the union pension plan and the postretirement welfare plan.

Asset Retirement Obligation.    We account for asset retirement obligations based on the fair value of a liability for an asset retirement obligation and recognize it in the period in which it is incurred and capitalized as part of the carrying value of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $28.3 million and $23.3 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets at December 31, 2014 and 2013, respectively.

Share-Based Compensation.    Share-based payments to employees and non-employee directors, including grants of stock options, restricted stock units and director deferred shares, are recognized in the financial statements based on their respective fair values at the grant date. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting or service period of the award plus any incremental costs related to specialized vesting periods. Tax benefits relating to excess share-based compensation deductions are presented in the consolidated statements of cash flows as a financing activity cash inflow.

Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into United States dollars using the month-end exchange rates in effect as of the balance sheet date for balance sheet accounts and using the month-end average exchange rate of each respective period for revenue and expense accounts. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of operations. We recorded a loss of $0.4 million for the year ended December 31, 2014 and gains of $0.7 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, in operating income in the consolidated statements of operations. The year-over-year fluctuations in foreign currency translation gains and losses are due to both the volume of foreign currency denominated transactions and the volatility in the underlying exchange rates.

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

Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping costs are included in cost of goods sold.

Selling General and Administrative Expenses.    Amounts presented as selling, general and administrative expenses in the accompanying consolidated statements of operations are comprised of selling, customer service and costs of providing functional support in areas such as finance, law, human resources and planning.

Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building products marketed under the Royal Building Products®, Celect Cellular Exteriors®, Zuri Premium Decking®, Royal Kor Flo®, Overture® patio doors, Genesis Cellular Window System®, Royal S4S Trimboard® and Exterior Portfolio® brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $18.7 million, $14.2 million and $12.1 million, in the years ended December 31, 2014, 2013 and 2012, respectively.

Environmental Expenditures.    Environmental expenditures related to current operations or future revenues are expensed or capitalized, consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and do not contribute to future revenues are expensed in the period incurred.

We monitor our estimate for reasonably possible environmental contingencies on a quarterly basis to determine if any of the reasonably possible loss items have become probable and estimable during the current quarter. It is our policy to accrue material expenses for environmental contingencies when management believes losses from the particular contingencies are probable and estimable. Reserves for environmental liabilities do not include any potential offsets related to claims against third parties.

Income Taxes.    Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. If it is not more likely than not that we will realize a deferred tax asset, we record a valuation allowance against such asset. We use a similar evaluation for determining when to release previously recorded valuation allowances. We recognize tax benefits for uncertain tax positions when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination.

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

The purchase price of the Merged Business of approximately $2.8 billion consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) assumed debt of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other postretirement ("OPEB") obligations.

Goodwill recognized from the acquisition of the Merged Business is primarily due to the increase in size and economies of scale of the merged companies, a significant increase in chlorine production flexibility, an increase in natural gas integration and strategic, geographic and product synergies. Approximately $5.9 million of the goodwill recognized in the Merger was deductible for tax purposes. The fair value of the noncontrolling interest in TCI was estimated based on the present value of estimated future cash flows from TCI attributable to our minority partner's ownership percentage of TCI. The allocation of the purchase price to assets acquired and liabilities assumed, is set forth in the table below:

(In millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)		Final Allocation as of December 31, 2013
Cash and cash equivalents	$26.7	$-		$26.7
Receivables	236.7	(2.4)		234.3
Inventories	72.0	5.1		77.1
Prepaid expenses and other	11.9	(4.3)		7.6
Property, plant and equipment	957.3	(30.4)	(2)	926.9
Goodwill	1,454.3	118.4		1,572.7
Intangible assets	1,224.2	(18.4)	(3)	1,205.8
Other assets	42.5	(0.3)		42.2
Accounts payable	(97.8)	1.2		(96.6)
Income taxes payable	(4.7)	-		(4.7)
Accrued compensation	(20.6)	-		(20.6)
Other accrued taxes	(12.1)	11.9		(0.2)
Other accrued liabilities	(58.0)	(4.5)		(62.5)
Deferred income taxes	(614.9)	(66.5)	(4)	(681.4)
Pensions and other postretirement benefits	(279.0)	26.7	(5)	(252.3)
Other non-current liabilities	(67.9)	(10.6)		(78.5)
Debt assumed	(967.0)	-		(967.0)
Noncontrolling interest	(130.3)	0.3		(130.0)

Total net assets acquired	$1,773.3	$26.2	(6)	$1,799.5 (7)

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

(5)
Primarily relates to the fair value of pension related assets that were transferred with the Merger and the resulting impact on the funded status of the pension liability.

(6)
Primarily relates to additional consideration based on the final funding status of certain pension plans, partly offset by a favorable net working capital settlement.

(7)
During the year ended December 31, 2014, the Company recorded an immaterial correction of an error related to the overstatement of certain assets and deferred tax liabilities recorded in connection with the acquisition accounting for the Merged Business that were outside of the measurement period. The Company recognized a $0.7 million decrease in the fair value of acquired net assets and a $0.7 million increase to goodwill on the consolidated balance sheet subsequent to the final purchase price allocation as of December 31, 2013. See Note 6 of the Notes to the Consolidated Financial Statements.

Summary Pro Forma Information.    The following unaudited pro forma financial information reflects our consolidated results of operations as if the Merger had taken place on January 1, 2012. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment acquired in the Merger, amortization of acquired intangible assets and interest expense on the debt we incurred to finance the Transactions. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the Transactions actually closed on January 1, 2012, nor is it necessarily indicative of future results.

	Year Ended December 31,
(In millions, except per share data)	2013		2012
Net sales	$4,773.7		$4,977.4
Net income attributable to Axiall	$162.7	(1)	$271.8	(2)
Net income per share attributable to Axiall:
Basic	$2.33		$3.88
Diluted	$2.31		$3.87

(1)
In addition to the normal pro forma adjustments associated with the Merger, this amount excludes: (i) the $25.9 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value acquisition accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions.

(2)
In addition to the normal pro forma adjustments associated with the Merger, this amount includes: (i) the $25.9 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value acquisition accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions.

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand-alone basis is not practicable as the Merged Business is not being operated as a stand-alone business.

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update) 2015-01—Extraordinary and Unusual Items (Subtopic 225-20). The Update eliminates from GAAP the concept of extraordinary items as part of FASB's initiative to reduce the complexity in current accounting standards. Previous GAAP guidance required an entity to separately classify, present, and disclose extraordinary events and transactions. An event or transaction was presumed to be both ordinary and usual unless evidence clearly supported classification as an extraordinary item. However, the concept of extraordinary items caused uncertainty in practice because it was unclear as to when an item should be considered both unusual and infrequent and it was extremely rare in practice for a transaction or event to meet the classification requirement of an extraordinary item. Going forward, items that would have met the definition of extraordinary items will be treated in a similar manner as unusual and infrequent items. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. We have adopted the amendments in this Update and there was no material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12—Compensation—Stock Compensation (Topic 718). Under this Update, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), a performance target that affects vesting, and that could be achieved after the requisite service period, would be treated as a performance condition. GAAP did not address these issues. The Update states that a reporting entity should apply existing guidance in Topic 718 to account for awards with performance conditions that affect the vesting of such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Update is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

In April 2014, the FASB issued ASU 2014-08—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopics 205 (Presentation of Financial Statements) and 360 (Property, Plant, and Equipment). The Update changes the criteria for reporting discontinued operations and enhances the FASB's convergence with International Accounting Standards. The Update improves the definition of discontinued operations by limiting discontinued operations reporting specifically to the disposal of a component or a group of components of an entity that results in a strategic shift that has (or will have) a major effect on an entity's operations and financial results when certain criteria are met. The Update raises the threshold for disposals to qualify as discontinued operations and expands the disclosure requirements for discontinued operations and certain other disposals that do not qualify as discontinued operations. The amendments in this Update are effective for annual periods beginning on or after December 15, 2014. We have adopted the amendments in this Update and there was no material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. In accordance with this Update, the Company reclassified liabilities associated with certain unrecognized tax benefits as a reduction to deferred tax assets for a net operating loss carryforward in the amount of $4.5 million.

4. INVENTORIES

The major classes of inventories were as follows:

	December 31,
(In millions)	2014	2013
Raw materials	$125.8	$159.5
Work-in-progress	4.8	5.2
Finished goods	223.1	238.9

Inventories	$353.7	$403.6

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	December 31,
(In millions)	2014	2013
Chemical manufacturing plants	$1,469.9	$1,361.7
Machinery and equipment	1,127.3	1,070.4
Buildings	202.8	214.4
Land and land improvements	185.7	195.3
Construction-in-progress	84.7	116.9

Property, plant and equipment, at cost	3,070.4	2,958.7
Less: accumulated depreciation	1,404.7	1,300.0

Property, plant and equipment, net	$1,665.7	$1,658.7

6. GOODWILL, OTHER INTANGIBLE ASSETS AND RESTRUCTURING

Our intangible assets consist of goodwill, customer relationships, supply contracts, trade names, and technology. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including, but not limited to, customer lists, trade names and technology) acquired and liabilities assumed under acquisition accounting for business combinations.

As of December 31, 2014, we have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit.

Goodwill.    During the year ended December 31, 2014, the Company recorded an immaterial correction of an error related to the overstatement of certain assets and deferred tax liabilities recorded in connection with the acquisition accounting for the Merged Business that were outside of the measurement period. The Company recognized a $0.7 million decrease in the fair value of acquired net assets and a $0.7 million increase to goodwill on the consolidated balance sheet as of December 31, 2014. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment is immaterial to the current and prior periods' financial statements. In the fourth quarter of 2014, the Company recorded an impairment of approximately $4.1 million in goodwill from our chlorovinyls segment pertaining to an immaterial product line that is now classified as held-for-sale. The following table provides the detail of the changes made to goodwill during the twelve months ended December 31, 2014.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Addition from mergers and acquisitions	1,572.7	0.8	1,573.5
Foreign currency translation adjustment	(9.3)	-	(9.3)

Gross goodwill at December 31, 2013	1,808.8	160.3	1,969.1
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at December 31, 2013	$1,753.3	$9.9	$1,763.2

Gross goodwill at December 31, 2013	$1,808.8	$160.3	$1,969.1
Adjustments	0.7	-	0.7
Foreign currency translation adjustment	(18.7)	(0.1)	(18.8)

Gross goodwill at December 31, 2014	1,790.8	160.2	1,951.0
Accumulated impairment losses	(59.6)	(150.4)	(210.0)

Net goodwill at December 31, 2014	$1,731.2	$9.8	$1,741.0

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consist of trade names with a carrying value of $6.0 million at December 31, 2014 and 2013 in our building products segment.

Valuation:    We tested our reporting units with goodwill and other indefinite-lived intangible assets in the fourth quarter of 2014 in accordance with our annual October 1 impairment testing. None of our reporting units showed indications of impairment for goodwill or other indefinite-lived intangible assets.

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

Based on the results of our 2013 evaluation, we recorded an impairment charge to write-down goodwill and other intangible assets in the window and door profiles reporting unit by $24.9 million in the year ended December 31, 2013. The write-down was due primarily to the prolonged downturn in the North American housing and construction markets, continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit. The write-down included $18.2 million for goodwill, $3.1 million for indefinite-lived trade names and $3.6 million for customer relationship assets.

Definite-lived intangible assets.    At December 31, 2014 and 2013, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segment. The values of these assets acquired are $1.1 billion for customer relationships, $42.6 million for supply contracts, $14.9 million for technology and $6.0 million for trade names. In the fourth quarter of 2014, the Company recorded an impairment of approximately $2.6 million in definite-lived intangible assets relating to customer relationships from our chlorovinyls segment pertaining to our phosgene derivatives product line that is now classified as held-for-sale. At December 31, 2014 and 2013 there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of December 31, 2014 and 2013.

	Chlorovinyls		Building Products		Total
(In millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross carrying amounts
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Trade names	6.0	6.0	-	-	6.0	6.0
Technology	14.9	14.9	17.4	17.4	32.3	32.3

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated impairment charges:
Customer relationships	(2.6)	-	-	-	(2.6)	-

Total	(2.6)	-	-	-	(2.6)	-
Accumulated amortization:
Customer relationships	(121.1)	(58.2)	(12.1)	(10.5)	(133.2)	(68.7)
Supply contracts	(4.1)	(2.0)	-	-	(4.1)	(2.0)
Trade names	(0.7)	(0.3)	-	-	(0.7)	(0.3)
Technology	(1.3)	(0.6)	(12.7)	(11.1)	(14.0)	(11.7)

Total	(127.2)	(61.1)	(24.8)	(21.6)	(152.0)	(82.7)
Foreign currency translation adjustment:
Customer relationships	(14.2)	(4.0)	-	-	(14.2)	(4.0)

Total	(14.2)	(4.0)	-	-	(14.2)	(4.0)
Net carrying amounts
Customer relationships	1,004.4	1,080.1	20.1	21.7	1,024.5	1,101.8
Supply contracts	38.5	40.6	-	-	38.5	40.6
Trade names	5.3	5.7	-	-	5.3	5.7
Technology	13.6	14.3	4.7	6.3	18.3	20.6

Total	$1,061.8	$1,140.7	$24.8	$28.0	$1,086.6	$1,168.7

The weighted average estimated useful life remaining for customer relationships, supply contracts, definite-lived trade names and technology is approximately 16 years, 18 years, 15 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $69.6 million, $64.3 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated annual amortization expense for definite-lived intangible assets for the next five fiscal years is approximately $67.0 million per year.

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the years ended December 31, 2014 and 2013, we recorded $6.3 million and $3.2 million, respectively, in restructuring charges in our building products segment that are included in Transaction-related costs and other, net in the consolidated statements of operations. We expect to complete these restructuring initiatives in 2015 with additional charges totaling approximately $1.9 million.

7. OTHER ASSETS, NET

As of December 31, 2014 and 2013, other assets, net of accumulated amortization, consisted of the following:

	December 31,
(In millions)	2014	2013
Pension assets	$-	$26.9
Deferred financing costs, net	26.2	28.8
Deferred income taxes	21.1	21.8
Advances to and investments in joint ventures, net	14.7	14.2
Other	7.8	20.4

Total other assets, net	$69.8	$112.1

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of December 31, 2014 and 2013, our long-term debt consisted of the following:

		December 31,
(In millions)	Maturity Date	2014	2013
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million and $2.4 million at December 31, 2014 and 2013, respectively)	January 28, 2017	192.6	194.8
ABL Revolver	December 17, 2019	-	-

Total debt		1,330.6	1,332.8
Less current portion of long-term debt		(2.8)	(2.8)

Long-term debt, net		$1,327.8	$1,330.0

4.625 Notes

The Company and certain of its subsidiaries guarantee $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc. ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million of costs for the year ended December 31, 2013, related to financing fees that are included in "Loss on redemption and other debt costs" in our consolidated statements of operations.

4.875 Notes

On February 1, 2013, Axiall Corporation issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 which bear interest at a rate of 4.875 percent per annum (the "4.875 Notes"). Interest payments on the 4.875 Notes commenced on May 15, 2013 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries. The net proceeds from the offering of the 4.875 Notes, together with cash on hand, funded the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million, including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment and expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer during the year ended December 31, 2013.

Term Loan

During the year ended December 31, 2013, the Company also guaranteed a $279.0 million term loan due 2017 made to Spinco (the "Term Loan"). The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan agreement and subject to a 1 percent floor) plus 2.50 percent per annum. As of December 31, 2014, outstanding borrowings under the Company's Term Loan had a stated interest rate of 3.50 percent per annum and an effective interest rate, inclusive of amortization of deferred debt issuance cost, of approximately 3.9 percent.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the year ended December 31, 2013, we repaid approximately $81.8 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our consolidated statements of operations. During the year ended December 31, 2014, we repaid an additional $2.8 million of the outstanding balance of our Term Loan in accordance with the contractual terms of our agreement.

ABL Revolver

In December 2014, the Company amended and restated its asset-based revolving credit facility (the "ABL Revolver") to, among other things, increase the commitments under the ABL Revolver from $500.0 million to $600.0 million and extend the maturity date to December 17, 2019. At the Company's election, with respect to borrowings in the United States under the ABL Revolver, the borrowings bear interest at a rate equal to either: (i) the higher of certain index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), plus an applicable margin. At the election of the Company, with respect to borrowings in Canada under the ABL Revolver, the borrowings will bear interest at a rate equal to either: (i) the higher of certain index rates; or (ii) three-month LIBOR, if available, in each case, plus an applicable margin. The applicable margin for borrowings under the ABL Revolver will be 0.50 percent per annum for base rate and index loans and 1.50 percent per annum for LIBOR margin loans, provided that if the Company has not received a corporate family credit rating of at least Ba3 from Moody's and BB– from S&P, the applicable margin will range from 0.5 percent to 1.0 percent, with respect to base rate and index loans and 1.5 percent to 2.0 percent with respect to LIBOR margin loans, depending on the utilization percentages set forth in the ABL Revolver. As of December 31, 2014 and 2013, we had no outstanding balance on our ABL Revolver. As of December 31, 2014, our availability under the ABL Revolver was approximately $429.8 million, net of outstanding letters of credit totaling $82.3 million.

The ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries,

other than certain excluded subsidiaries. Canadian borrowing obligations under the ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries, other than certain excluded subsidiaries. All obligations under the ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

The ABL Revolver, the Term Loan agreement and the indentures governing the 4.625 Notes and the 4.875 Notes each contain customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment. As of December 31, 2014, we were in compliance with the covenants under the ABL Revolver, the Term Loan agreement and the indentures governing the 4.625 Notes and 4.875 Notes.

In connection with the issuance of each of the 4.625 Notes and 4.875 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering the 4.625 Notes and 4.875 Notes. On June 27, 2014, the Company completed the exchange offer registering the 4.625 Notes and 4.875 Notes with the SEC in satisfaction of the terms of these agreements.

Subsequent Event

On February 27, 2015, Axiall Holdco, Inc., a wholly-owned subsidiary of the Company ("Axiall Holdco"), entered into a credit agreement with a syndicate of financial institutions (the "Term Loan Agreement") for a new $250 million term loan facility (the "New Term Loan Facility") in order to refinance the principal amount outstanding under Spinco's existing Term Loan Facility, pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, the Company and the subsidiary guarantors.

Borrowings under the New Term Loan are expected to mature on the seventh anniversary of the closing date.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

Lease Financing Obligation

As of December 31, 2014 and 2013, we had a lease financing obligation of $94.2 million and $104.7 million, respectively. The change from the December 31, 2013 balance is due to a one-time $2.3 million payment and the change in the Canadian dollar exchange rate as of December 31, 2014. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor. That factor and certain other terms and conditions resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the consolidated balance sheets. The amount of the collateralized letter of credit was $1.6 million and $3.8 million as of December 31, 2014 and 2013, respectively. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $94.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of December 31, 2014 are $5.5 million in 2015, $5.5 million in 2016 and $1.4 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2013 is due to the one-time $2.3 million payment, current period lease payments and the change in the Canadian dollar exchange rate as of December 31, 2014.

Cash Interest

Cash payments for interest during the years ended December 31, 2014, 2013 and 2012 were $66.4 million, $76.3 million and $55.8 million, respectively.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, commodity purchase contracts and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our Term Loan facility is based on present rates for indebtedness compared to peers with similar amounts of indebtedness, durations and credit risk. Our commodity purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments.

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

The following is a summary of the carrying values and estimated fair values of our long-term debt and commodity purchase contracts as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$651.9	$688.0	$676.4
4.875 Notes	$450.0	$426.7	$450.0	$426.9
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $1.8 million and $2.4 million at December 31, 2014 and 2013, respectively)	$192.6	$194.4	$194.8	$199.0
Derivative instruments:
Commodity purchase contracts	$(12.9)	$(12.9)	$-	$-

10. COMMITMENTS AND CONTINGENCIES

Leases.    We lease railcars, storage terminals, computer equipment, automobiles, warehouses and office space under non-cancelable operating leases and capital leases with varying maturities through the year 2025. Future minimum payments under these non-cancelable operating leases as of December 31, 2014 are $39.6 million in 2015, $32.6 million in 2016, $27.3 million in 2017, $17.6 million in 2018, $11.9 million in 2019 and $32.5 million thereafter. Total lease expense was approximately $53.1 million, $54.4 million and $33.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

Letters of Credit.    As of December 31, 2014 and 2013, we had outstanding letters of credit totaling approximately $82.3 million and $79.8 million, respectively. Outstanding letters of credit directly reduce our availability under our ABL Revolver. Letters of credit, which typically have terms from one month to one year, primarily provide additional security for payments to real property lessors, insurance claim administrators and provide financial assurance to states for environmental closures, post-closure costs and potential third party liability awards.

Purchase Commitments.    Our long-term raw material purchase agreements with variable and fixed payment obligations expired in 2014. Under the contracts, we were required to prepay a certain portion of the fixed and determinable costs. We capitalized $9.1 million of those costs in 2013 that were included in other assets, net, in the accompanying consolidated balance sheets. We amortized the advances over the contractual term of the applicable contracts. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, the purchase commitments were at market prices and were designed to assure a source of supply. The aggregate amount of payments made under the fixed and determinable cost component of the agreements for purchases in 2014, 2013 and 2012 was $80.1 million, $96.1 million and $110.9 million, respectively. Additionally, in the year ended December 31, 2014 we made a significant amount of raw material purchases from one of our suppliers totaling approximately $385.4 million and had accounts payable to this supplier of $16.5 million as of December 31, 2014.

In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022. As of December 31, 2014, Axiall's future commitment to purchase electricity and steam from the joint venture approximates $23.5 million per year (approximately $186.5 million in the aggregate) subject to contractually defined inflation adjustments through 2022. Purchases in the years ended December 31, 2014 and 2013 approximated $25.0 million and $22.9 million, respectively.

Deferred Acquisition Payments.    We were obligated to make payments in the total amount of $50.0 million in deferred purchase price acquisition costs to PPG based upon the final funding status of the pension plans acquired with the Merged Business. We paid $10 million of that amount to PPG in the year ended December 31, 2014. Future payments under the terms of our agreement are $10.0 million in 2015, $15.0 million in 2016 and $15.0 million in 2017.

Employee matters.    As of December 31, 2014, we had approximately 6,000 full-time employees. We employ approximately 1,600 employees, representing 27 percent of our workforce, under collective bargaining agreements that expire at various times through 2018. We believe our relationships with our employees and their representative organizations are good.

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

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of December 31, 2014, approximately 2,615 individuals had filed lawsuits against the Company alleging personal injury or property damage related to the incident. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (1) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (2) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (3) the parties' respective litigation strategies; (4) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (5) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (6) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (7) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

Environmental Remediation.    Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of December 31, 2014 and 2013, we had reserves for environmental contingencies totaling approximately $54 million and $64 million, respectively, of which approximately $12 million were classified as a current liability in both years. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

  •
  We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of December 31, 2014 and 2013, we have reserved approximately $18 million and $25 million, respectively, for the costs associated with this matter.

  •
  As of December 31, 2014 and 2013, we had reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

  •
  As of December 31, 2014 and 2013, we had reserved approximately $15 million and $14 million, respectively, for environmental contingencies related to remediation activities at our Natrium, West Virginia facility. The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

Environmental Laws and Regulations

Due to the nature of environmental laws, regulations and liabilities, it is possible that we may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be estimable. For example, our Natrium, West Virginia facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

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

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemical companies, are currently required to file certain governmental reports relating to greenhouse gas ("GHG") emissions. The U.S. Government has considered, and may in the future implement restrictions or other controls on GHG emissions, any of which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

  •
  In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants. The regulations would require covered facilities to comply by January 2016. The coal fired power plant at our Natrium, West Virginia facility is our source most significantly impacted by the Boiler MACT regulations.

  •
  In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride ("PVC") and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We would have until April 2015 to come into compliance with certain requirements of the PVC MACT regulation, and due to compliance extensions we recently received from the relevant government agencies, until April 2016 to come into compliance with other requirements. We have already undertaken significant efforts to achieve compliance by these deadlines. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

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

Environmental Remediation: Reasonably Possible Matters.    Our assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, we may be subject to reasonably possible loss contingencies related to environmental matters in the range of $52 million to $89 million. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility.

Involuntary Conversion of Property, Plant and Equipment.    On December 20, 2013, a fire occurred in what is commonly known as the Company's PHH VCM manufacturing plant in Lake Charles, Louisiana. The fire impacted several process components of the PHH VCM manufacturing plant. Operations at the plant returned to full service at the end of June 2014. In December 2014, the Company and its insurers entered into an insurance settlement agreement, whereby the insurers agreed to pay the Company an aggregate of $20.8 million in settlement of the insurance claim for business interruption and property damage relating to the fire. We recognized $17.7 million of insurance recoveries in cost of sales in our consolidated statements of operations for the year ended December 31, 2014, of which $16.9 million related to business interruption. During the year ended December 31, 2014, we received cash proceeds from our insurers totaling $14.3 million of which $10.4 million is reflected in cash flows from operating activities and $3.9 million is reflected in cash flows from investing activities. As of December 31, 2014, we had a $6.5 million receivable for the balance of the payments owed to us by our insurers.

11. SHARE-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). In January 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 1.8 million shares. Under the 2011 Plan as it existed at December 31, 2014, we were authorized to grant various share-based compensation awards for up to 3.6 million shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of December 31, 2014, there were approximately 2.1 million shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional share-based compensation awards under our previously existing equity compensation plans.

A summary of the expense related to share-based compensation cost by type of program is as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Restricted stock units expense	$16.5	$10.6	$9.1
Stock options expense	0.5	1.0	-

Before-tax share-based compensation expense	17.0	11.6	9.1
Income tax benefit	(6.0)	(3.9)	(2.8)

After-tax share-based compensation expense	$11.0	$7.7	$6.3

As of December 31, 2014 and 2013, we had approximately $23.1 million and $18.5 million, respectively, of total unrecognized compensation costs related to unvested share-based compensation, which we will record in our consolidated statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the year ended December 31, 2014, 2013 and 2012 was approximately $14.6 million, $3.3 million and $5.3 million, respectively.

Diluted Earnings Per Share.    In computing diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, common stock equivalents of 0.3 million shares, 0.4 million shares and 0.2 million shares, respectively, were not included due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings per share calculation.

Stock Options.    A summary of stock option activity under all plans as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2014	302,934		$128.08
Granted	-		-
Exercised	(5,289)		30.06
Expired	(8,581)		582.02

Outstanding on December 31, 2014	289,064	5.4 years	$116.40	$2.5

Vested as of December 31, 2014	186,255	4.4 years	$161.91	$1.6
Expected to vest as of December 31, 2014	102,760	7.1 years	$33.93	$0.9

During the year ended December 31, 2014, we granted no options to purchase shares. During the year ended December 31, 2013, we granted options to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees in connection with the Merger (the "Replacement Options"). The fair value of stock options when granted was estimated as of the date of grant using the Black-Scholes option pricing model. With the exception of the Replacement Options, option exercise prices are equal to the closing price of our common stock on the date of grant. The exercise price utilized for the Replacement Options resulted in the Replacement Options having a spread value equal to that of the PPG stock options being replaced, as measured at the closing date of the Merger. Options generally vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period-end and the exercise price of the shares. There were no significant options exercised during the year ended December 31, 2013. The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.75 to $21.25	39,972	$20.81	4.2 years	39,972	$20.81
$28.75 to $41.50	189,913	33.86	6.6 years	87,104	33.77
$90.50 to $358.00	25,298	172.42	3.1 years	25,298	172.42
$510.75 to $1,334.50	33,881	649.98	1.7 years	33,881	649.98

$8.75 to $1,344.50	289,064	116.40	5.4 years	186,255	161.91

Restricted Stock Units.    We issue restricted stock units in the form of time-based restricted units and performance-based restricted units ("PRSUs"). A summary of restricted stock unit activity under all plans as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2014	1,009,303		$35.68
Granted	447,608		44.38
Vested and released	(421,347)		32.32
Forfeited	(62,721)		41.64

Outstanding on December 31, 2014	972,843	1.1 Years	$41.30	$40.2

Expected to vest as of December 31, 2014	927,467	1.1 Years	$41.21	$39.4

During the years ended December 31, 2014, 2013 and 2012, we granted 447,608, 450,169 and 409,351 restricted stock units, respectively, to certain key employees and non-employee directors. Our restricted stock units granted during the year ended December 31, 2013, include grants to replace unvested awards of former employees of the Merged Business who became Axiall employees in connection with the Merger and grants in May 2013 to certain of our officers, employees and directors. The restricted stock units normally vest over a one- or three-year period. The weighted average grant date fair value per share of our restricted stock units granted during 2014, 2013 and 2012 was $44.38, $45.20 and $30.18, respectively, which is based on the stock price as of the date of grant or, in the case of certain performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2014, 2013 and 2012 was $19.5 million, $6.1 million and $15.8 million, respectively. Restricted stock surrendered in satisfaction of required minimum tax withholding obligations was 163,404, 36,846 and 152,759 shares during 2014, 2013 and 2012, respectively.

In May 2012, we granted our executive officers and certain other senior managers PRSUs, which are a form of restricted stock units, for which the number of shares of common stock ultimately earned, if any, depends on our stock price performance measured against specified performance targets. All of those PRSUs are scheduled to vest on the third anniversary of their grant date, at which time the number of shares of common stock to be awarded in connection with the vesting of those PRSUs will be determined by multiplying the target award by a percentage ranging from 0 percent to 150 percent. The percentage to be used in the vesting calculation will be based solely on the price performance of our common stock during the performance period.

In May 2013, we granted PRSUs to our executive officers, for which the number of shares ultimately earned is contingent on our achievement of certain synergies relating to the Merger. The number of shares of our common stock to be awarded in connection with those PRSUs will be determined by multiplying the target award by a percentage ranging from 0 percent to 200 percent. The percentage to be used in that vesting calculation will be based solely on the amount of Merger-related synergies achieved as of the second anniversary date of the closing of the Merger. One-half of those PRSUs will vest on the second anniversary of the grant date and one-half will vest on the third anniversary of the grant date. Also, in May 2013, we granted PRSUs to certain of our executive officers, for which their vesting depends on the Company having a positive Adjusted EBITDA for the prescribed performance period. Those PRSUs are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date. In addition, in May 2013, we granted RSUs to certain other of our executive officers and to certain non-officer employees, which are scheduled to vest on each of the first, second and third anniversaries of the grant date, and for which there is no performance metric.

In May 2014, we granted PRSUs to our executive officers, for which the number of shares ultimately earned depends on our Company's relative total shareholder return ("TSR"), as compared to a group of peer companies. The number of shares of our common stock to be awarded in connection with the vesting of those PRSUs ranges from 0 percent to 200 percent, with the percentage to be used in such vesting calculation based on the TSR performance metric. All of those PRSUs are expected to vest on the third anniversary of the grant date. Also, in May 2014, we granted PRSUs to certain of our executive officers, for which the vesting depends on the Company having a positive Adjusted EBITDA for the prescribed performance period. Those PRSUs are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date. In addition, in May 2014, we granted RSUs to certain of our executive officers and non-officer employees, the majority of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, and for which there is no performance metric.

The PRSUs granted in 2014, 2013 and 2012 are included with all restricted stock units in all calculations.

Share-Based Compensation Assumptions Related to PRSUs.    We determined the fair value of PRSUs granted in 2013 based on the closing price of our stock on the date of grant as the performance obligations are dependent on the Company achieving a certain level of Merger-related synergies and certain Adjusted EBITDA performance targets. The fair value of our PRSUs granted in the years ended December 31, 2014, for which the performance metric is relative total shareholder return, and for the PRSUs granted in the year ended December 31, 2012, for which the performance metric was the Company's common stock-price performance, were estimated as of the date of grant using a Monte Carlo simulation model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The use of different assumptions could result in materially different valuations. We use the average of the high and low of the implied and historical volatility for our stock and the expected life of the awards is based on the vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our dividend paying history and expectation of future dividend payments.

The weighted average assumptions used in the Monte Carlo simulation model for the 2014 and 2012 grants are as follows:

	PRSU Grants Year Ended December 31,
	2014	2012
Assumptions:
Risk-free interest rate	0.79%	0.44%
Expected life	3.0 years	3.0 years
Expected volatility	43%	45%
Expected dividend yield	NA	1.07%

12. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company sponsors and/or contributes to pension plans ("Pension Plans") and OPEB plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan.

The Pension Plans provide benefits to certain employees and retirees and are closed to new hires. Effective January 31, 2014, amendments to the Pension Plans for United States non-bargained employees froze all future benefit accruals for non-bargained employees who were not already frozen. The financial impact of these amendments to the Pension Plans was recognized in the fourth quarter of 2013.

During 2014, the U.S. Pension Plans were amended to provide a one-time voluntary lump-sum distribution offer to terminated vested participants. Payments were made during December 2014 and a settlement charge of $5.8 million was recognized at December 31, 2014.

The OPEB plans are unfunded and provide medical and life insurance benefits for certain employees and their dependents. The OPEB plans require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for the sharing of future benefit cost increases between the Company and participants.

Modifications to the OPEB plans were made with respect to certain participants, to deliver retiree medical benefits through health reimbursement account contributions. For the impacted participants, these retiree medical changes became effective on January 1, 2014 for Medicare eligible retirees and January 1, 2015 for non-Medicare eligible retirees. In addition, life insurance benefits for non-bargained future retirees were eliminated effective January 1, 2014. These benefit changes were approved and communicated to participants in October 2013 and the quantitative financial impact to the OPEB plans for the United States was reflected beginning in the fourth quarter of 2013.

Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$673.4	$168.5	$97.9	$-
Acquisitions	-	576.1	-	182.9
Service costs	3.6	6.6	0.8	2.0
Interest cost	31.7	28.0	4.4	6.4
Actuarial loss (gain)	141.3	(57.0)	16.7	(4.2)
Foreign currency translation adjustment	(1.5)	(0.8)	(0.3)	(0.1)
Plan participants' contributions	-	-	1.4	3.4
Gross benefits paid	(38.2)	(32.5)	(9.2)	(9.8)
Plan amendments	-	-	-	(82.7)
Curtailments	-	(15.5)	-	-
Settlements	(24.0)	-	-	-
Other	0.5	-	-	-

Benefit obligation, end of year	$786.8	$673.4	$111.7	$97.9

Accumulated benefit obligation, end of year	$784.0	$670.7	NA	NA

The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee services rendered before December 31, 2014 and 2013, respectively, and based on employee service and compensation prior to the applicable date.

Plan Assets.    The summary and reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2014	2013	2014	2013
Change in Plan Assets
Fair value of plan assets, beginning of year	$659.4	$115.8	$-	$-
Acquisitions	-	506.7	-	-
Actual return on plan assets	40.1	68.2	-	-
Foreign currency translation adjustment	(1.1)	(0.7)	-	-
Employer contribution	2.0	1.9	7.8	6.4
Plan participants' contributions	-	-	1.4	3.4
Gross benefits paid	(38.2)	(32.5)	(9.2)	(9.8)
Settlements	(24.0)	-	-	-

Fair value of plan assets, end of year	$638.2	$659.4	$-	$-

Investments are classified based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the investments measured at fair value and the target and current asset allocations.

Asset Category	Target Allocation 2015	Percentage of Plan Assets, December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions, except percentages)
Short-term investment fund	-%	2%	$10.2	$-	$10.2	$-
U.S. equity securities:
Consumer discretionary sector			4.3	4.3	-	-
Consumer staples sector			6.1	6.1	-	-
Energy sector			1.3	1.3	-	-
Finance sector			2.3	2.3	-	-
Health care sector			9.9	9.9	-	-
Index funds			141.3	-	141.3	-
Industrials sector			3.5	3.5	-	-
Information technology sector			3.7	3.7	-	-
Capital appreciation mutual fund			39.4	39.4	-	-
Small cap growth mutual fund			7.2	7.2	-	-
Pooled equity fund			55.5	-	55.5	-
Other			1.3	1.3	-	-

Total U.S. equity securities	41%	43%	275.8	79.0	196.8	-
U.S. fixed income securities:
Western assets total return funds			85.5	-	85.5	-
Blackrock investments, institutional			70.8	-	70.8	-
Other fixed income securities			71.4	-	71.4	-

Total fixed income securities	38%	36%	227.7	-	227.7	-
International securities:
Equity securities		13%	81.5	8.0	68.5	5.0
Euro pacific growth fund		6%	35.4	35.4	-	-
Fixed income securities			6.2	2.0	-	4.2

Total international securities	18%	19%	123.1	45.4	68.5	9.2
Long-biased hedge fund	3%	-%	0.2	-	-	0.2
Real estate partnership	-%	-%	1.2	-	-	1.2

Total			$638.2	$124.4	$503.2	$10.6

Asset Category	Target Allocation 2014	Percentage of Plan Assets, December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions, except percentages)
Short-term investment fund	-%	1%	$5.7	$-	$5.7	$-
Receivables	-%	13%	86.7	-	-	86.7
U.S. equity securities:
Consumer discretionary sector			6.6	6.6	-	-
Consumer staples sector			9.2	9.2	-	-
Energy sector			1.3	1.3	-	-
Finance sector			3.8	3.8	-	-
Health care sector			8.4	8.4	-	-
Index funds			93.6	-	93.6	-
Industrials sector			2.8	2.8	-	-
Information technology sector			7.3	7.3	-	-
Capital appreciation mutual fund			13.1	13.1	-	-
Small cap growth mutual fund			7.4	7.4	-	-
Pooled equity fund			47.8	-	47.8	-
Other			1.4	1.4	-	-

Total U.S. equity securities	43%	31%	202.7	61.3	141.4	-
U.S. fixed income securities:
Pimco total return, institutional			199.4	199.4	-	-
Other fixed income securities			65.2	2.8	62.4	-

Total U.S. fixed income securities	20%	40%	264.6	202.2	62.4	-
International equity securities:
Euro pacific growth fund			29.1	29.1	-	-
Emerging market index funds	5%	10%	62.8	5.1	57.7	-

Total international equity securities	20%	14%	91.9	34.2	57.7	-
Long-biased hedge fund	10%	1%	6.7	-	-	6.7
Real estate partnership	2%	-%	1.1	-	-	1.1

Total			$659.4	$297.7	$267.2	$94.5

Roll-forward of Level 3 Investments.    During the year ended December 31, 2013, the fair value of Level 3 investments consisted of $86.7 million relating to receivables of pension plan assets acquired in the Merger. The pension plans received a cash settlement of the receivables during 2014 and reinvested the proceeds in other plan assets. The following is a roll-forward of the Level 3 investments of our pension plan assets during the year ended December 31, 2014:

(In millions)	Receivables	Long-Biased Hedge Fund	Real Estate Partnership	Equity Securities	Fixed Income Securities
Beginning balance at December 31, 2013	$86.7	$6.7	$1.1	$-	$-
Collection of receivables	(86.2)	-	-	-	-
Purchases or transfers to Level 3	-	0.4	-	5.0	4.2
Foreign currency translation	-	-	-	-	-
Unrealized gain on plan assets	-	-	0.1	-	-
Realized loss on plan assets	(0.5)	-	-	-	-
Sale of assets or transfers from Level 3	-	(6.9)	-	-	-

Ending balance at December 31, 2014	$-	$0.2	$1.2	$5.0	$4.2

Funded Status.    The following table shows the funded status of the pension and other OPEB benefits, reconciled to the amounts reported on the consolidated balance sheets:

	Pension Benefits		OPEB
	As of December 31,
(In millions)	2014	2013	2014	2013
Funded status, end of year:
Fair value of plan assets	$638.2	$659.4	$-	$-
Benefit obligations	786.8	673.4	111.7	97.9

Unfunded status	$(148.6)	$(14.0)	$(111.7)	$(97.9)

Amounts recognized in the balance sheets consist of:
Noncurrent asset	$-	$26.9	$-	$-
Current liability	(1.5)	(1.3)	(8.7)	(7.7)
Noncurrent liability	(147.1)	(39.6)	(103.0)	(90.2)

Amount recognized, end of year	$(148.6)	$(14.0)	$(111.7)	$(97.9)

Gross amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial gain (loss)	$(131.5)	$11.4	$(12.3)	$4.2
Prior service credit (cost)	(0.1)	(0.1)	71.2	80.4

Amount recognized, end of year	$(131.6)	$11.3	$58.9	$84.6

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows:

	Pensions As of December 31,
(In millions)	2014	2013
Projected benefit obligation, end of year	$786.8	$430.5
Fair value of plan assets, end of year	638.2	389.6

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows:

	Pensions As of December 31,
(In millions)	2014	2013
Accumulated benefit obligaiton , end of year	$784.0	$417.6
Fair value of plan assets, end of year	638.2	378.9

Changes in Other Comprehensive Income (Loss).    The following table summarizes the changes in plan assets and benefit obligations which were recognized in other comprehensive income (loss):

	Pensions			OPEB (1)
	As of December 31,
End of year:	2014	2013	2012	2014	2013
Current year actuarial gain (loss)	$(142.5)	$102.2	$(15.0)	$(16.6)	$4.2
Amortization of actuarial loss (gain)	(0.4)	(13.3)	1.6	0.1	-
Current year prior service credit	-	-	-	-	82.6
Amortization of prior service credit	-	-	-	(9.2)	(2.3)

Total recognized in other comprehensive income (loss)	$(142.9)	$88.9	$(13.4)	$(25.7)	$84.5

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(137.1)	$106.2	$(13.6)	$(21.8)	$78.5

(1)
OPEB plans were assumed in the Merger which closed on January 28, 2013.

The following table summarizes the estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015:

(In millions)	Pensions	OPEB
Prior service credit	$-	$9.2
Actuarial loss	(2.6)	(0.1)

Total	$(2.6)	$9.1

Net Periodic Benefit Income (Expense).    Net periodic benefit income (expense) for the years ended December 31, 2014, 2013 and 2012 includes the following:

	Pensions Year Ended December 31,			OPEB Benefits Year Ended December 31,
(In millions)	2014	2013	2012	2014	2013
Components of net periodic benefit income (expense):
Interest cost	$(31.7)	$(28.0)	$(7.2)	$(4.4)	$(6.4)
Service cost	(3.6)	(6.6)	-	(0.8)	(2.0)
Expected return on assets	47.0	38.5	8.7	-	-
Amortization of:
Prior service credit	-	-	-	9.2	2.3
Actuarial gain (loss)	0.4	(2.1)	(1.7)	(0.1)	-

Total amotization	0.4	(2.1)	(1.7)	9.1	2.3
Settlement loss	(5.8)	-	-	-	-
Curtailment gain	-	15.5	-	-	-
Other components of net periodic pension cost	(0.5)	-	-	-	-

Total net periodic benefit income (expense)	$5.8	$17.3	$(0.2)	$3.9	$(6.1)

Assumptions for Defined Benefit Obligations.    Mortality is a key assumption used to determine the benefit obligation for the defined benefit pension and OPEB plans. The Company has historically utilized the Society of Actuaries' (SOA) published mortality data in developing a best estimate of mortality. On October 27, 2014, the SOA published updated mortality tables for U.S. plans ("RP-2014") and an updated generational improvement scale ("MP-2014"), which both reflect improved longevity. The Company adopted the SOA's new RP-2014 and MP-2014 as published by the SOA for purposes of measuring pension and OPEB benefit obligations at year-end. The change to the mortality assumption increased the year-end pension and OPEB obligations by $74 million and $2 million, respectively, as of December 31, 2014.

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension and OPEB obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The rate of compensation is based on projected salary increases for our plan participants. The healthcare cost trend assumption is based on a number of factors including our actual healthcare cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates. The weighted average assumptions used for determining our benefit obligations as of December 31, are as follows:

	Pension Benefits		OPEB
	2014	2013	2014	2013
Discount rate	3.98%	4.81%	3.90%	4.65%
Rate of compensation increase	3.01%	3.00%	NA	3.00%
Health care cost trend rate
—Initial rate	NA	NA	7.00%	7.49%
—Ultimate rate	NA	NA	4.50%	4.50%
—Years to ultimate	NA	NA	9	10

Assumptions for Net Periodic Costs.    The rate of compensation increase for our pension plans was not applicable in 2012 as all future benefits with respect to compensation increases were frozen for the plans that existed at that time. The rate of compensation increase for our OPEB plans was not applicable in 2014 due to benefit changes made to the U.S. OPEB plans, eliminating the salary-based life insurance benefit for future non-bargained retirees. The following weighted average assumptions were used to determine the net periodic costs for the defined benefit pension and OPEB plans for the years presented:

	Pensions			OPEB
	2014	2013	2012	2014	2013
Discount rate	4.81%	4.16%	5.00%	4.65%	4.39%
Expected return on assets	7.42%	6.91%	8.25%	NA	NA
Rate of compensation increase	3.00%	3.14%	NA	NA	3.11%
Health care cost trend rate:
Initial rate	NA	NA	NA	7.49%	6.63%
Ultimate rate	NA	NA	NA	4.50%	4.50%
Years to ultimate rate	NA	NA	NA	10	11

In selecting the rates for our current and long-term healthcare cost assumptions, we take into consideration a number of factors including our actual healthcare cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates. If the assumed healthcare cost trend rates were 1 percent lower or 1 percent higher, the estimated OPEB cost for 2014 would decrease by $0.1 million or increase by $0.1 million, respectively.

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

Expected Cash Flows.    During 2015, we expect to make contributions of $1.9 million to our pension plans and $8.9 million to our unfunded OPEB plans for benefit payments. We do not expect any federal subsidy with regards to our OPEB plans. Expected benefit payments for all pension and OPEB plans are as follows:

(In millions)	Pension Benefits	OPEB (Gross)
Expected benefit payments:
2015	$38.1	$8.9
2016	39.3	8.3
2017	40.2	7.9
2018	41.5	7.7
2019	42.7	7.4
2020-2024	232.6	33.8

Defined Contribution Plans

Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $21.1 million, $15.7 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In October 2012, we implemented an additional, discretionary company retirement contribution to our U.S. retirement savings plans.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes (i) adjustments to pension and OPEB plan liabilities; (ii) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; (iii) equity investee's other comprehensive income items; and (iv) unrealized gains and losses on derivative financial instruments designated as cash flow hedges. Amounts recorded in accumulated other comprehensive income (loss), net of tax, as of December 31, 2014 and 2013, and changes within those periods are as follows:

(In millions)	Accrued Pension and OPEB Plan Liabilities	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2012	$(48.6)	$26.7	$-	$(21.9)
Other comprehensive income (loss) before reclassifications	118.8	(20.0)	(0.9)	97.9
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(9.7)	-	-	(9.7)

Net current period other comprehensive income (loss)	109.1	(20.0)	(0.9)	88.2

Balance at December 31, 2013	60.5	6.7	(0.9)	66.3
Other comprehensive income (loss) before reclassifications	(103.2)	(27.1)	(7.4)	(137.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.3)	-	-	(2.3)

Net current period other comprehensive income (loss)	(105.5)	(27.1)	(7.4)	(140.0)

Balance at December 31, 2014	$(45.0)	$(20.4)	$(8.3)	$(73.7)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension and OPEB liability adjustments, changes in equity investee's other comprehensive loss and changes in foreign currency translation adjustments. The components of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Change in foreign currency translation adjustment:
Currency translation adjustments	$(57.7)	$(34.7)	$8.0
Tax expense (benefit)	(22.9)	(14.7)	3.9

Change in foreign currency translation adjustment, net of tax	$(34.8)	$(20.0)	$4.1

Change in pension and OPEB liability adjustments:
Adjustments to pension liabilities	$(164.9)	$189.1	$(15.0)
Curtailment gain	-	(15.5)	-
Settlement loss	5.8	-	-
Amortization of actuarial loss (gain) and prior service credit	(9.5)	(0.2)	1.6

Pre-tax amount	(168.6)	173.4	(13.4)
Tax expense (benefit)	(63.1)	64.3	(5.1)

Pension and OPEB liability adjustment, net of tax	$(105.5)	$109.1	$(8.3)

Change in derivative cash flow hedges:
Commodity hedge contracts	$(10.6)	$-	$0.7
Equity interest in investee's other comprehensive loss	(1.2)	(1.4)	-

Pre-tax amount	(11.8)	(1.4)	0.7
Tax expense (benefit)	(4.4)	(0.5)	0.2

Unrealized gain (loss) on derivative cash flow hedges, net of tax	$(7.4)	$(0.9)	$0.5

Other comprehensive income (loss), before income taxes	$(238.1)	$137.3	$(4.7)
Total tax expense (benefit) for the period	(90.4)	49.1	(1.0)

Other comprehensive income (loss), net of tax	$(147.7)	$88.2	$(3.7)

The components of other comprehensive income (loss) that have been reclassified during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
				Affected Line Items on the Consolidated Statements of Operations
(In millions)	2014	2013	2012
Details about other comprehensive income (loss) components:
Change in pension and OPEB liability adjustments:
Curtailment gain(1)	$-	$(15.5)	$-	Transaction-related costs and other, net
Settlement loss(1)	5.8	-	-	Transaction-related costs and other, net
Amortization of actuarial loss (gain) and prior service credit(1)	(9.5)	(0.2)	1.6	Cost of sales and selling, general and administrative expenses

Pre-tax amount	(3.7)	(15.7)	1.6
Tax expense (benefit)	(1.4)	(6.0)	0.6	Provision for income taxes

Reclassifications for the period, net of tax	$(2.3)	$(9.7)	$1.0

(1)
These other comprehensive income (loss) components are included in the computation of net periodic benefit income (expense). See Note 12 of the Notes to the Consolidated Financial Statements for additional details.

14. INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, income before income taxes consisted of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
United States operations	$41.8	$210.1	$175.9
Foreign operations	15.9	31.5	1.8

Total	$57.7	$241.6	$177.7

Provision for income taxes consists of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
Current income taxes:
Federal	$20.7	$106.2	$63.5
State	3.9	14.9	6.7
Foreign	(0.2)	7.8	(4.5)

Total current	24.4	128.9	65.7

Deferred income taxes:
Federal	(14.5)	(49.0)	(11.7)
State	(0.8)	(2.0)	3.2
Foreign	(1.6)	(4.3)	-

Total deferred	(16.9)	(55.3)	(8.5)

Provision for income taxes	$7.5	$73.6	$57.2

Income tax expense attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.5	3.5	3.7
Difference between U.S. and foreign tax rates	(3.0)	0.1	-
Tax credits	(3.4)	(0.7)	(1.3)
Domestic manufacturing deduction	(7.9)	(4.7)	(2.8)
Percentage depletion	(6.8)	(1.5)	(0.4)
Net change in unrecognized tax benefits	(16.0)	(1.2)	(3.5)
Change in valuation allowance	2.8	(0.3)	0.3
Goodwill impairment	2.5	2.6	-
Non-deductible interest	1.7	-	-
Capitalized acquisition costs	-	0.1	2.1
Other, net	4.6	(2.4)	(0.9)

Effective income tax rate	13.0%	30.5%	32.2%

Net cash payments for income taxes during the years ended December 31, 2014, 2013 and 2012 were $63.3 million, $130.9 million and $54.3 million, respectively.

Our net deferred tax liability consisted of the following major items:

	As of December 31,
(In millions)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$35.1	$47.5
Employee compensation	20.2	17.8
Accrued liabilities	24.2	16.8
Tax credits	24.9	29.6
Environmental	15.4	19.1
Property, plant and equipment	39.1	36.9
Pension	96.3	40.6
Other deferred tax assets	21.2	7.0

Total deferred tax assets	276.4	215.3

Valuation allowance	(86.6)	(93.0)

Total deferred tax assets	189.8	122.3
Deferred tax liability:
Property, plant and equipment	(391.8)	(381.8)
Intangible assets	(392.6)	(416.3)
Inventories	(11.1)	(10.1)
Debt restructuring	(29.3)	(39.2)
Foreign outside basis difference	(68.2)	(78.8)
Other	(15.2)	(21.7)

Total deferred tax liability	(908.2)	(947.9)

Net deferred tax liability	$(718.4)	$(825.6)

As of December 31, 2014, we had U.S. state and foreign net operating loss carryforwards ("NOLs"). Our foreign NOLs relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2014, and the years in which they will expire, are as follows:

Jurisdiction (in millions)	NOL Amount	Year of Expiration
U.S. State	$55.5	2021-2034
Canada federal	154.9	2032
Canada provincial	265.3	2032

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. Substantially all of our valuation allowance relates to deferred tax assets in the Canadian operations of Royal Group, Inc. Our valuation allowance decreased from $93.0 million at December 31, 2013 to $86.6 million at December 31, 2014 predominantly because of foreign exchange differences. We evaluate the recoverability and realizability of deferred tax assets and the provisions for valuation allowance periodically based on our projections of future taxable earnings, timing of the reversal of future taxable temporary differences (including the impact of available carryback and carryforward periods) and tax planning strategies available to us to determine the timing for and extent to which we will release our valuation allowance against our net deferred tax assets in Canada in the future.

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2014 and 2013 will result in an income tax benefit if realized in a future year of $86.6 million and $93.0 million, respectively.

As of December 31, 2014, we had U.S. state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows:

Jurisdiction (in millions)	Tax credit Carryover Amount	Year of Expiration
U.S. state tax credits (gross of federal benefit)	$19.9	Indefinite
U.S. foreign income tax credits	1.2	2023
Canadian income tax credits	10.8	2017-2034

The Canadian tax credit includes approximately $4.8 million of foreign income tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign tax credits was earned during the period from the acquisition date of Royal Group through December 31, 2014.

We are not permanently reinvested with respect to the outside basis difference for all our foreign subsidiaries. As of December 31, 2014 and 2013, the deferred tax liability recorded on the outside basis difference was $68.2 million and $78.8 million, respectively.

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

As of December 31, 2014 and 2013, our liability for unrecognized income tax benefits was approximately $10.0 million and $16.3 million, respectively. If recognized, $2.2 million of this amount would affect our effective tax rate. As of December 31, 2014 and 2013, our liability for interest and penalties was approximately $0.9 million and $3.4 million, respectively. For each of the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.3 million, $0.7 million and $0.8 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2015, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is approximately $5.0 million. We are under examination by the Canada Revenue Agency for years ended 2011, 2012, and 2013. The results of the Canadian Revenue Agency examinations cannot presently be determined.

The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2011-2014
Canada	2009-2014
Various states	2006-2014
Taiwan	2013-2014

Reconciliations of the liability for unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 are set forth in the table below:

	Year Ended December 31,
(In millions)	2014	2013	2012
Balance as of beginning of the year	$16.3	$18.5	$22.1
Additions for current year tax positions	0.3	0.2	0.2
Additions for prior year tax positions	1.0	1.2	0.8
Reductions for prior year tax positions	(4.0)	(0.2)	(2.1)
Reductions related to expirations of statute of limitations	(2.8)	(2.5)	(2.9)
Foreign currency translation	(0.8)	(0.9)	0.4

Balance as of the end of the year	$10.0	$16.3	$18.5

15. INVESTMENTS AND RELATED PARTY TRANSACTIONS

Chlorovinyls

We have joint ventures that are accounted for using the equity method. In 2014, our investment in joint ventures included: (i) $5.8 million, relating to our 50 percent interest in Shriram Vinyl Polytech Private Limited, a joint venture formed in April 2014 to facilitate the manufacture and sale of certain compound products in India; and (ii) $4.6 million relating to our 50 percent interest in RS Cogen LLC, ("RS Cogen"), which we acquired in the Merger. RS Cogen produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts that extend to 2022; and (iii) $0.6 million relating to our 50 percent interest in Vinyl Solutions, LLC a compounding manufacturer of specialty compounds. In 2013, our investments in joint ventures primarily included: (i) $10.9 million relating to RS Cogen; and (ii) $0.7 million relating to Vinyl Solutions.

As of December 31, 2014 and 2013, and for each of the three years ended December 31, 2014, 2013 and 2012 our related party balances for the joint ventures in our chlorovinyls segment consisted of the following:

(In millions)	2014	2013	2012	Financial Statement Classification
Investment in joint venture	$11.0	$11.7	NA	Other long term assets
Receivables due from affiliates	5.5	5.0	NA	Accounts receivables
Amounts due to affiliates	0.4	1.9	NA	Accounts payable
Equity in earnings from joint ventures	0.6	0.8	$0.7	Cost of sales

Axiall's future commitment to purchase electricity and steam from the RS Cogen joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of December 31, 2014, our future commitment under the take-or-pay arrangement approximates $186.5 million in the aggregate, with purchases during the years ended December 31, 2014 and 2013 totaling $25.0 million and $22.9 million, respectively.

RS Cogen is a variable interest entity. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy Corporation. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. We have recorded our investment in RS Cogen in other assets in the accompanying consolidated balance sheets and our share of investee earnings in cost of goods sold in the consolidated statements of operations.

The following table summarizes our maximum exposure to loss associated with RS Cogen as of December 31, 2014 and 2013.

(In millions)	2014	2013
Investment in and net advances to RS Cogen	$4.6	$10.9
Supply contracts	38.5	40.6

Maximum exposure to loss	$43.1	$51.5

Through the Merger, we acquired, as part of the Merged Business, the remaining 50 percent interest that we did not previously own of PHH Monomers LLC ("PHH"), a joint venture between us and PPG. PHH is a manufacturing joint venture that consists primarily of plant and equipment and the fair value was estimated based on the replacement cost of assets in similar condition. Prior to the Merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. During the year ended December 31, 2013, we recognized a gain of $25.9 million as a result of remeasuring the equity interest that we held in PHH before the Merger.

We produce chlorine, caustic soda, hydrogen, hydrochloric acid ("HCL") and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. ("TCI"), a joint venture in which we own a 60 percent interest and consolidate in our consolidated financial statements. A reconciliation of our minority partner's ownership as of December 31, 2014 and 2013, reported as noncontrolling interest is set forth in the table below:

(In millions)	2014	2013
Noncontrolling interest at January 1, 2014	$119.4	$-
Net income attributable to noncontrolling interest	3.9	2.7
Other comprehensive loss attributable to noncontrolling interest (1)	(7.7)	-
Noncontrolling interest recognized in connection with the merger	-	130.0
Distribution to noncontrolling interest	(7.7)	(13.3)

Noncontrolling interest at December 31, 2014	$107.9	$119.4

(1)
Other comprehensive loss attributable to noncontrolling interest primarily relates to change in foreign currency translation adjustment.

Building Products

We own a 50 percent interest in several manufacturing joint ventures in the building products segment and we sell raw materials to our joint ventures at market prices. As of December 31, 2014 and 2013 and for the three years ended December 31, 2014, our related party transactions in our building products segment consisted of the following:

(In millions)	2014	2013	2012	Financial Statement Classification
Investment in joint venture	$2.5	$2.5	NA	Other long term assets
Receivables due from affiliates	1.2	1.0	NA	Accounts receivables
Sales to affiliates	8.8	11.6	$14.9	Sales
Equity in earnings from joint ventures	0.3	-	2.2	Cost of sales

16. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for the purpose of allocating resources, assessing performance and for internal reporting. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from January 28, 2013, the closing date of the Merger. Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which currently includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers for the years ended December 31, 2014, 2013 and 2012 are provided in the tables below.

Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables and data processing equipment. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other		Total
Year Ended December 31, 2014
Net sales	$2,930.2	$878.6	$759.9	$-		$4,568.7
Intersegment revenues	255.7	0.1	-	(255.8)		-

Total net sales	$3,185.9	878.7	759.9	(255.8)		$4,568.7
Transaction-related costs and other, net	$6.3	6.3	-	25.8		$38.4
Long-lived asset impairment charges, net	$16.6	1.0	-	-		$17.6
Depreciation and amortization	$200.3	34.5	2.0	9.7		$246.5
Operating income (loss)	$213.9	25.8	(20.7)	(84.9)	(1)	$134.1
Interest expense, net						(75.8)
Foreign exchange loss						(0.6)

Income before income taxes						$57.7

Capital expenditures	$145.7	40.6	11.2	13.0		$210.5
Total assets	$4,872.0	581.3	119.0	102.0		$5,674.3
Year Ended December 31, 2013
Net sales	$2,917.3	$849.9	$898.8	$-		$4,666.0
Intersegment revenues	226.2	0.1	-	(226.3)		-

Total net sales	$3,143.5	$850.0	$898.8	$(226.3)		$4,666.0
Transaction-related costs (recoveries) and other, net	$(8.7)	3.2	-	41.1		$35.6
Long-lived asset impairment charges, net	$-	28.5	-	7.5		$36.0
Depreciation and amortization	$174.2	35.7	1.2	6.9		$218.0
Operating income (loss)	$434.9	3.0	29.1	(96.2)	(1)	$370.8
Interest expense, net						(76.6)
Loss on redemption and other debt costs						(78.5)
Gain on acquisition of controlling interest						25.9

Income before income taxes						$241.6

Capital expenditures	$132.7	44.4	7.1	11.9		$196.1
Total assets	$5,074.0	577.8	146.8	78.6		$5,877.2
Year Ended December 31, 2012
Net sales	$1,344.9	$876.6	$1,104.3	$-		$3,325.8
Intersegment revenues	$236.1	0.4	-	(236.5)		$-

Total net sales	$1,581.0	877.0	1,104.3	(236.5)		$3,325.8
Transaction-related costs and other, net	$1.3	1.5	-	36.1		$38.9
Long-lived asset impairment charges, net	$-	(0.8)	-	-		$(0.8)
Depreciation and amortization	$45.2	38.4	1.5	4.7		$89.8
Gain on sale of assets	$(19.3)	-	-	-		$(19.3)
Operating income	$237.2	18.4	64.6	(82.1)	(1)	$238.1
Interest expense, net						(57.1)
Loss on redemption and other debt costs						(2.7)
Foreign exchange loss						(0.6)

Income before income taxes						$177.7

Capital expenditures	$44.7	24.9	2.7	8.0		$80.3
Total assets	$966.4	604.5	180.1	50.3		$1,801.3

(1)
Includes shared services, administrative and legal expenses.

Net Sales by Product Line

The table below summarizes net sales by product line for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(In millions)	2014	2013	2012
Chlorovinyls
Chlor-alkali and derivative products	$2,435.3	$2,447.2	$886.2
Compound products	494.9	470.1	458.7

Total	2,930.2	2,917.3	1,344.9

Building Products
Window and door profiles and moulding products	314.5	314.4	319.1
Outdoor building products	564.1	535.5	557.5

Total	878.6	849.9	876.6

Aromatics
Cumene products	499.2	569.8	763.5
Phenol and acetone products	260.7	329.0	340.8

Total	759.9	898.8	1,104.3

Net Sales	$4,568.7	$4,666.0	$3,325.8

Geographic Areas

Sales are attributable to geographic areas based on customer location and were as follows for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(In millions)	2014	2013	2012
Net sales:
United States	$3,663.0	$3,748.1	$2,625.7
Non-U.S.	905.7	917.9	700.1

Net Sales	$4,568.7	$4,666.0	$3,325.8

Export sales as a percentage of net sales were approximately 20 percent, 20 percent and 21 percent for the years ended December 31, 2014, 2013 and 2012, respectively. Based on destination, the principal international markets we serve are Canada and Asia. Net sales to Canada in 2014 were 12 percent of net sales as compared to 12 percent and 16 percent of net sales in 2013 and 2012, respectively.

Long-lived assets, excluding intangible assets, are based on asset location. As of December 31, 2014 and 2013, our long-lived assets, excluding intangible assets, by geographic areas were as follows:

	December 31,
(In millions)	2014	2013
Long-lived assets (excluding intangible assets):
United States	$1,379.7	$1,335.4
Non-U.S.	286.0	323.3

Total	$1,665.7	$1,658.7

Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations as of December 31, 2014 and 2013 were as follows:

	December 31,
(In millions)	2014	2013
Net assets (liabilities):
United States	$2,255.2	$2,375.3
Non-U.S.	333.8	353.0

Total	$2,589.0	$2,728.3

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

	Quarter and Year Ended December 31, 2014
(In millions, except per share data)	Q1	Q2	Q3	Q4	Total (1)
Net sales	$993.7	$1,236.9	$1,269.4	$1,068.7	$4,568.7
Gross margin	80.4	146.9	162.1	111.2	500.6
Operating income (loss)	(0.4)	58.4	74.2	1.9	134.1
Consolidated net income (loss)	(10.6)	28.1	45.1	(12.4)	50.2
Net income (loss) attributable to Axiall	(11.6)	27.2	44.5	(13.8)	46.3
Earnings (loss) per share:
Basic	$(0.17)	$0.39	$0.64	$(0.20)	$0.66
Diluted	$(0.17)	$0.38	$0.63	$(0.20)	$0.65

	Quarter and Year Ended December 31, 2013
	Q1	Q2	Q3	Q4	Total (1)
Net sales	$1,061.2	$1,272.8	$1,197.5	$1,134.5	$4,666.0
Gross margin	152.2	210.0	193.5	185.8	741.5
Operating income	71.2	124.6	78.1	96.9	370.8
Consolidated net income (loss)	(2.8)	73.7	39.3	57.8	168.0
Net income (loss) attributable to Axiall	(3.5)	72.8	39.0	57.0	165.3
Earnings (loss) per share:
Basic	$(0.06)	$1.04	$0.56	$0.81	$2.46
Diluted	$(0.06)	$1.03	$0.55	$0.81	$2.44

(1)
Totaling quarterly data may differ from the annual audited amounts due to rounding.

18. GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100 percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Eagle Spinco, Inc. ("Spinco") and the Term Loan Credit Agreement under which Spinco is the borrower, as described in Note 8 of the Notes to the Consolidated Financial Statements, are guaranteed by each of Axiall Corporation's 100 percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under the 4.625 Notes issued by Spinco, and the Term Loan Credit Agreement.

As of December 31, 2014, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited,

Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of December 31, 2014, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100 percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note 8 of the Notes to the Consolidated Financial Statements, there are no restrictions on the ability of Axiall Corporation, Spinco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100 percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the guarantor financial statements reflect investments in 100 percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non-Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present (i) guarantor condensed consolidating balance sheets as of December 31, 2014 and 2013, (ii) guarantor condensed consolidating statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, and (iii) guarantor condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (excluding Spinco), the Guarantor Subsidiaries (including Spinco and which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries. The Company acquired PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (the "Eagle Guarantors") and Spinco in connection with the consummation of the Transactions on January 28, 2013. Accordingly, the Eagle Guarantors are included in the Guarantor Subsidiary column of the following guarantor condensed consolidating balance sheet, as of December 31, 2014 and 2013, the guarantor statement of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013 and the guarantor condensed consolidating statement of cash flows for the years ended December 31, 2014 and 2013. The Eagle Guarantors are not included in the guarantor financial information below for the year ended December 31, 2012 and, accordingly, the guarantor financial information for that period may be of limited relevance.

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Balance Sheet

December 31, 2014

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Assets:
Cash and cash equivalents	$-	$-	$78.2	$78.2	$88.6	$-	$166.8
Receivables, net of allowance for doubtful accounts	162.8	-	509.7	493.9	71.4	(261.1)	467.0
Inventories	-	-	257.0	257.0	96.7	-	353.7
Prepaid expenses and other	0.1	-	83.0	83.0	6.6	-	89.7
Deferred income taxes	3.1	-	24.9	24.9	-	-	28.0

Total current assets	166.0	-	952.8	937.0	263.3	(261.1)	1,105.2
Property, plant and equipment, net	12.0	-	1,367.7	1,367.7	286.0	-	1,665.7
Long-term receivables—affiliates	1,292.9	-	-	-	-	(1,292.9)	-
Goodwill	-	-	1,493.7	1,493.7	247.3	-	1,741.0
Customer relationships, net	-	-	877.9	877.9	146.6	-	1,024.5
Other intangible assets, net	-	-	67.8	67.8	0.3	-	68.1
Other assets, net	17.0	12.4	31.7	44.0	9.4	(0.6)	69.8
Investment in subsidiaries	1,682.7	2,831.2	290.5	290.5	-	(1,973.2)	-

Total assets	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	97.2	178.6	249.8	412.5	46.9	(261.1)	295.5
Interest payable	3.0	12.2	-	12.2	-	-	15.2
Income taxes payable	-	-	0.9	0.9	2.2	-	3.1
Accrued compensation	-	-	25.3	25.3	8.3	-	33.6
Other accrued liabilities	14.3	-	90.3	90.3	29.3	-	133.9

Total current liabilities	114.5	193.6	366.3	544.0	86.7	(261.1)	484.1
Long-term debt excluding current portion of long-term debt	450.0	877.8	-	877.8	-	-	1,327.8
Long-term payables—affiliates	-	900.0	-	900.0	392.9	(1,292.9)	-
Lease financing obligation	-	-	-	-	94.2	-	94.2
Deferred income taxes	10.0	-	720.4	720.4	37.7	(0.6)	767.5
Pension and other post retirement benefits	4.4	-	235.7	235.7	10.4	-	250.5
Other non-current liabilities	110.6	-	118.7	118.7	9.0	(77.1)	161.2

Total liabilities	689.5	1,971.4	1,441.1	3,396.6	630.9	(1,631.7)	3,085.3
Equity:
Total Axiall stockholders' equity	2,481.1	872.2	3,641.0	1,682.0	214.1	(1,896.1)	2,481.1
Noncontrolling interest	-	-	-	-	107.9	-	107.9

Total equity	2,481.1	872.2	3,641.0	1,682.0	322.0	(1,896.1)	2,589.0

Total liabilities and equity	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Balance Sheet

December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Assets:
Cash and cash equivalents	$-	$-	$76.9	$76.9	$89.6	$-	$166.5
Receivables, net of allowance for doubtful accounts	162.5	-	482.2	478.7	73.3	(165.7)	548.8
Inventories	-	-	310.5	310.5	93.1	-	403.6
Prepaid expenses and other	1.3	-	26.1	26.1	4.2	-	31.6
Deferred income taxes	-	-	20.5	20.5	0.2	(2.7)	18.0

Total current assets	163.8	-	916.2	912.7	260.4	(168.4)	1,168.5
Property, plant and equipment, net	9.8	-	1,325.6	1,325.6	323.3	-	1,658.7
Long-term receivables—affiliates	1,328.6	-	-	-	-	(1,328.6)	-
Goodwill	-	-	1,496.6	1,496.6	266.6	-	1,763.2
Customer relationships, net	-	-	935.2	935.2	166.6	-	1,101.8
Other intangible assets, net	-	-	72.9	72.9	-	-	72.9
Other assets, net	12.2	13.2	71.7	84.9	15.0	-	112.1
Investment in subsidiaries	1,747.7	2,950.8	312.9	312.9	-	(2,060.6)	-

Total assets	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	16.8	119.6	319.6	435.7	26.9	(165.7)	313.7
Interest payable	3.1	12.3	-	12.3	-	-	15.4
Income taxes payable	-	-	12.2	12.2	4.9	-	17.1
Accrued compensation	0.5	-	49.6	49.6	11.4	-	61.5
Other accrued current liabilities	12.9	-	86.5	86.5	35.9	(2.7)	132.6

Total current liabilities	33.3	134.7	467.9	599.1	79.1	(168.4)	543.1
Long-term debt excluding current portion of long-term debt	450.0	880.0	-	880.0	-	-	1,330.0
Lease financing obligation	-	-	-	-	104.7	-	104.7
Long-term payables—affiliates	-	900.0	-	900.0	428.6	(1,328.6)	-
Deferred income taxes	31.0	-	790.9	790.9	43.6	-	865.5
Pension and other post retirement benefits	13.7	-	107.0	107.0	9.1	-	129.8
Other non-current liabilities	125.2	-	116.4	116.4	20.9	(86.7)	175.8

Total liabilities	653.2	1,914.7	1,482.2	3,393.4	686.0	(1,583.7)	3,148.9
Equity:
Total Axiall stockholders' equity	2,608.9	1,049.3	3,648.9	1,747.4	226.5	(1,973.9)	2,608.9
Noncontrolling interest	-	-	-	-	119.4	-	119.4

Total equity	2,608.9	1,049.3	3,648.9	1,747.4	345.9	(1,973.9)	2,728.3

Total liabilities and equity	$3,262.1	$2,964.0	$5,131.1	$5,140.8	$1,031.9	$(3,557.6)	$5,877.2

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2014

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$4,036.3	$4,036.3	$762.7	$(230.3)	$4,568.7
Operating costs and expenses:
Cost of sales	-	-	3,658.1	3,658.1	640.3	(230.3)	4,068.1
Selling, general and administrative expenses	45.5	-	188.6	188.6	76.4	-	310.5
Transaction-related costs and other, net	15.4	-	15.2	15.2	7.8	-	38.4
Long-lived asset impairment charges, net	-	-	17.5	17.5	0.1	-	17.6

Total operating costs and expenses	60.9	-	3,879.4	3,879.4	724.6	(230.3)	4,434.6

Operating income (loss)	(60.9)	-	156.9	156.9	38.1	-	134.1
Other income (expense):
Interest expense, net	31.1	(87.4)	1.9	(85.5)	(21.4)	-	(75.8)
Foreign exchange loss	-	-	(0.5)	(0.5)	(0.1)	-	(0.6)
Equity in income (loss) of subsidiaries	55.7	(19.3)	11.7	11.7	-	(67.4)	-

Income (loss) before income taxes	25.9	(106.7)	170.0	82.6	16.6	(67.4)	57.7
Provision for (benefit from) income taxes	(20.4)	(29.9)	59.6	29.7	(1.8)	-	7.5

Consolidated net income (loss)	46.3	(76.8)	110.4	52.9	18.4	(67.4)	50.2
Less net income attributable to noncontrolling interest	-	-	-	-	3.9	-	3.9

Net income (loss) attributable to Axiall	$46.3	$(76.8)	$110.4	$52.9	$14.5	$(67.4)	$46.3

Comprehensive income (loss) attributable to Axiall	$(93.7)	$(193.1)	$(50.4)	$(107.9)	$(0.9)	$108.8	$(93.7)

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$4,125.1	$4,125.1	$734.4	$(193.5)	$4,666.0
Operating costs and expenses:
Cost of sales	-	-	3,520.8	3,520.8	597.2	(193.5)	3,924.5
Selling, general and administrative expenses	41.3	-	181.4	181.4	76.4	-	299.1
Transaction related costs and other, net	34.4	-	(2.3)	(2.3)	3.5	-	35.6
Long-lived asset impairment charges, net	7.5	-	25.5	25.5	3.0	-	36.0

Total operating costs and expenses	83.2	-	3,725.4	3,725.4	680.1	(193.5)	4,295.2

Operating income (loss)	(83.2)	-	399.7	399.7	54.3	-	370.8
Other income (expense):
Interest income (expense), net	(45.7)	(45.8)	37.7	(8.1)	(22.8)	-	(76.6)
Loss on redemption and other debt costs	(66.1)	(12.4)	-	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	-	25.9	25.9	-	-	25.9
Equity in income of subsidiaries	293.1	114.3	22.6	22.6	-	(315.7)	-

Income before income taxes	98.1	56.1	485.9	427.7	31.5	(315.7)	241.6
Provision for (benefit from) income taxes	(67.2)	(19.7)	157.1	137.4	3.4	-	73.6

Consolidated net income	165.3	75.8	328.8	290.3	28.1	(315.7)	168.0
Less net income attributable to noncontrolling interest	-	-	-	-	2.7	-	2.7

Net income attributable to Axiall	$165.3	$75.8	$328.8	$290.3	$25.4	$(315.7)	$165.3

Comprehensive income attributable to Axiall	$253.5	$165.7	$479.3	$429.0	$19.8	$(448.8)	$253.5

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2012

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net sales	$-	$-	$2,880.8	$2,880.8	$611.1	$(166.1)	$3,325.8
Operating costs and expenses:
Cost of sales	-	-	2,518.0	2,518.0	513.5	(166.1)	2,865.4
Selling, general and administrative expenses	38.1	-	94.5	94.5	70.9	-	203.5
Transaction related costs and other, net	35.8	-	2.6	2.6	0.5	-	38.9
Long-lived asset impairment charges	-	-	(0.8)	(0.8)	-	-	(0.8)
Gain on sale of assets	-	-	(19.3)	(19.3)	-	-	(19.3)

Total operating costs and expenses	73.9	-	2,595.0	2,595.0	584.9	(166.1)	3,087.7

Operating income (loss)	(73.9)	-	285.8	285.8	26.2	-	238.1
Other income (expense):
Interest income (expense), net	(89.9)	-	56.3	56.3	(23.5)	-	(57.1)
Loss on redemption and other debt costs	(2.7)	-	-	-	-	-	(2.7)
Foreign exchange gain (loss)	0.2	-	(0.1)	(0.1)	(0.7)	-	(0.6)
Equity in income of subsidiaries	233.3	-	0.7	0.7	-	(234.0)	-

Income before income taxes	67.0	-	342.7	342.7	2.0	(234.0)	177.7
Provision for (benefit from) income taxes	(53.5)	-	115.2	115.2	(4.5)	-	57.2

Net income attributable to Axiall	$120.5	$-	$227.5	$227.5	$6.5	$(234.0)	$120.5

Comprehensive income attributable to Axiall	$116.8	$-	$219.9	$219.9	$4.1	$(224.0)	$116.8

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$68.2	$12.4	$194.4	$197.6	$46.1	$(20.8)	$291.1

Cash flows from investing activities:
Capital expenditures	(6.8)	-	(185.1)	(185.1)	(18.6)	-	(210.5)
Proceeds from the sale of assets and other	-	-	7.7	7.7	0.4	-	8.1
Acquisitions, net of cash acquired	-	-	(5.8)	(5.8)	(0.3)	-	(6.1)

Net cash used in investing activities	(6.8)	-	(183.2)	(183.2)	(18.5)	-	(208.5)
Cash flows from financing activities:
Borrowings on ABL revolver	148.9	-	-	-	-	-	148.9
Repayments on ABL revolver	(148.9)	-	-	-	-	-	(148.9)
Long-term debt payments	-	(2.8)	(0.7)	(3.5)	-	-	(3.5)
Fees paid related to financing activities	(1.8)	(0.4)	-	(0.4)	-	-	(2.2)
Lease financing obligation payment	-	-	-	-	(2.3)	-	(2.3)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Dividends paid	(45.0)	-	-	-	-	-	(45.0)
Distribution to noncontrolling interest	-	-	-	-	(7.7)	-	(7.7)
Excess tax benefits from share-based payment arrangements	2.3	-	-	-	-	-	2.3
Stock compensation plan activity	(6.9)	-	-	-	-	-	(6.9)
Distribution to affiliate	-	(9.2)	(9.2)	(9.2)	(11.6)	20.8	-

Net cash used in financing activities	(61.4)	(12.4)	(9.9)	(13.1)	(21.6)	20.8	(75.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(7.0)	-	(7.0)

Net change in cash and cash equivalents	-	-	1.3	1.3	(1.0)	-	0.3
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$78.2	$78.2	$88.6	$-	$166.8

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$60.1	$112.0	$94.0	$206.0	$59.6	$-	$325.7

Cash flows from investing activities:
Capital expenditures	(8.7)	-	(163.6)	(163.6)	(23.8)	-	(196.1)
Proceeds from sale of assets and other	-	-	11.1	11.1	0.3		11.4
Distribution from affiliate	15.9	15.9	19.9	19.9	-	(35.8)	-
Acquisitions, net of cash acquired	21.6	-	-	-	23.5	-	45.1

Net cash provided by (used in) investing activities	28.8	15.9	(132.6)	(132.6)	-	(35.8)	(139.6)
Cash flows from financing activities:
Issuance of long-term debt	450.0	-	-	-	-	-	450.0
Long-term debt payments	(450.0)	(81.8)	-	(81.8)	-	-	(531.8)
Make-whole and other fees paid related to financing activities	(65.9)	(30.2)	-	(30.2)	(2.0)	-	(98.1)
Dividends paid	(22.2)	-	-	-	-	-	(22.2)
Distribution to noncontrolling interest	-	-	-	-	(13.3)	-	(13.3)
Excess tax benefits from share based payment arrangements	0.9	-	-	-	-	-	0.9
Stock compensation plan activity	(1.7)	-	-	-	-	-	(1.7)
Distribution to affiliate	-	(15.9)	(15.9)	(15.9)	(19.9)	35.8	-

Net cash used in financing activities	(88.9)	(127.9)	(15.9)	(127.9)	(35.2)	35.8	(216.2)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(3.7)	-	(3.7)

Net change in cash and cash equivalents	-	-	(54.5)	(54.5)	20.7	-	(33.8)
Cash and cash equivalents at beginning of period	-	-	131.4	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$-	$76.9	$76.9	$89.6	$-	$166.5

Axiall Corporation and Subsidiaries

Guarantor Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a) + (b) + (c) + (d)
Net cash provided by operating activities	$62.3	$-	$126.9	$126.9	$42.0	$-	$231.2

Cash flows from investing activities:
Capital expenditures	(0.4)	-	(62.6)	(62.6)	(17.3)	-	(80.3)
Proceeds from sale of assets and other	-	-	23.5	23.5	0.1		23.6
Distribution from affiliate	1.9	-	0.2	0.2	-	(2.1)	-

Net cash provided by (used in) investing activities	1.5	-	(38.9)	(38.9)	(17.2)	(2.1)	(56.7)
Cash flows from financing activities:
Borrowings on ABL revolver	183.4						183.4
Repayments on ABL revolver	(183.4)	-	-	-	-	-	(183.4)
Long-term debt payments	(51.5)	-	-	-	-	-	(51.5)
Make-whole and other fees paid related to financing activities	(1.5)	-	-	-	-	-	(1.5)
Dividends paid	(8.3)	-	-	-	-	-	(8.3)
Distribution to noncontrolling interest	-	-	-	-	(2.1)	2.1	-
Excess tax benefits from share based payment arrangements	2.7	-	-	-	-	-	2.7
Stock compensation plan activity	(5.2)	-	-	-	-	-	(5.2)

Net cash used in financing activities	(63.8)	-	-	-	(2.1)	2.1	(63.8)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	1.0	-	1.0

Net change in cash and cash equivalents	-	-	88.0	88.0	23.7	-	111.7
Cash and cash equivalents at beginning of period	-	-	43.4	43.4	45.2	-	88.6

Cash and cash equivalents at end of period	$-	$-	$131.4	$131.4	$68.9	$-	$200.3

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control.    There have been no changes to our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated 1992 Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the Company's independent registered public accounting firm, which also audited the Company's consolidated financial statements for the year ended December 31, 2014, included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO	/s/ GREGORY C. THOMPSON
Paul D. Carrico President and Chief Executive Officer February 27, 2015	Gregory C. Thompson Chief Financial Officer February 27, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited Axiall Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2015

Item 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information to be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" in our Proxy Statement for the 2015 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

We have adopted the Axiall Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all of our directors, officers and employees. The Code of Ethics is publicly available on our website at http://www.axiall.com under "Investors—Governance—Company Policies." If we make any substantive amendments to our Code of Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, our Corporate Governance Guidelines and the charters for our audit committee, leadership development and compensation committee and nominating and corporate governance committee are available on our website at http://www.axiall.com under "Investors—Governance—Company Policies" and are available in print to any stockholder who requests them from the Corporate Secretary of Axiall Corporation, 1000 Abernathy Road, Suite 1200, Atlanta, GA 30328. The information on our website is not a part of or incorporated by reference into, this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information to be set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be set forth under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement for the 2015 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,274,225	$116.4	2,067,054
Equity compensation plans not approved by security holders	-	-	-

Total	1,274,225	$116.4	2,067,054

See Note 11 to the Consolidated Financial Statements for information regarding material features of the above compensation plans.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be set forth under the caption "Election of Directors" in our Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information to be contained in the section entitled "Ratification and Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

PART IV

Item 15.    EXHIBITS.

  (a)
  The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Balance Sheets as of December 31, 2014 and 2013;
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012;
Notes to Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.
(2)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.
  (b)
  Financial Statement Schedules: None

  (c)
  The following exhibits are filed as part of this Form 10-K:

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 18, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.2	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
3.1(a)	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (now known as Axiall Corporation) (included as Exhibit A to Exhibit 3.1).
3.2	Second Amended and Restated Bylaws of Axiall Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 7, 2014 and incorporated herein by reference).
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.1	Indenture, dated as of February 1, 2013, among the Company, the initial guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875 percent senior notes due 2023 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of June 27, 2014, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 7, 2014 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of January 15, 2015, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee
4.5	Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the initial guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.625 percent senior notes due 2021 of Eagle Spinco Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).

Exhibit Number	Description
4.8	Third Supplemental Indenture, dated as of June 27, 2014, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 7, 2014 and incorporated herein by reference).
4.9	Fourth Supplemental Indenture, dated as of January 15, 2015, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco, Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee
4.10	Form of 4.875 percent Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).
4.11	Form of 4.625 percent Senior Notes due 2021 (included as Exhibit A to Exhibit 4.4).
10.1	Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the various affiliates of Eagle Spinco Inc. party thereto as guarantors, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada and the other lenders party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.2	Amendment No. 1, dated as of March 15, 2013, to the Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the lenders party there to, Barclays Bank PLC, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).
10.3	Second Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among the Company, Eagle Spinco Inc. and Royal Group, Inc. as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC, and the other lenders a party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2014 and incorporated herein by reference).
10.4*	Form of Restricted Stock Unit Agreement for Canadian-based officers and employees (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 7, 2013).
10.5*	Form of Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).
10.6*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.7*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.8*	Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 8, 2012 and incorporated herein by reference).
10.9*	Form of 2012 Restricted Share Unit Agreement for William L. Mansfield (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 8, 2012 and incorporated herein by reference).

Exhibit Number	Description
10.10*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.11*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.12	Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).
10.13	Form of TSR-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).
10.14	Form of Time-Based Restricted Stock Unit Agreement for Certain Executive Officers (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).
10.15*	Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.16*	First Amendment to the Company's 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.17*	Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).
10.18*	Executive Officer and Key Employee Severance Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2013).
10.19*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 and incorporated herein by reference).
10.20*	First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.21*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).
10.22*	Letter agreement regarding employment of George Biltz as the Company's Chief Strategy Officer (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 8, 2013).
10.23*	Letter agreement regarding employment of Timothy Mann, Jr. as Executive Vice President, General Counsel and Secretary (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 8, 2012 and incorporated herein by reference).

Exhibit Number	Description
10.24*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated herein by reference).
10.25*	Letter agreement regarding employment of Joseph C. Breunig, dated July 26, 2010 (filed as Exhibit 10 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
10.26*	Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013 (filed as Exhibit 10.23 on the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013 and incorporated herein by reference).
10.27*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.28*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.29*	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.30*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's Proxy Statement filed with the SEC on August 24, 2009 and incorporated herein by reference).
10.31*	Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
10.32*	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.33*	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.34*	Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.35	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.36	Form of Indemnification Agreement (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24	Power of attorney for Axiall Corporation (included on the signature page of this Annual Report on Form 10-K)
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

Exhibit Number	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIALL CORPORATION (Registrant)
February 27, 2015	By:	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer

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

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2015
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	February 27, 2015
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	February 27, 2015
/s/ ROBERT M. GERVIS Robert M. Gervis	Director	February 27, 2015
/s/ VICTORIA F. HAYNES Victoria F. Haynes	Director	February 27, 2015
/s/ WILLIAM L. MANSFIELD William L. Mansfield	Director	February 27, 2015

Signature	Title	Date

/s/ MICHAEL H. MCGARRY Michael H. McGarry	Director	February 27, 2015
/s/ MARK L. NOETZEL Mark L. Noetzel	Director	February 27, 2015
/s/ ROBERT RIPP Robert Ripp	Director	February 27, 2015
/s/ DAVID N. WEINSTEIN David N. Weinstein	Director	February 27, 2015