Form 10-Q
period 2015-03-31
AXIALL CORP/DE/
filed 2015-05-07
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2015
Common Stock, $0.01 par value	70,234,251

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2015
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except share data)	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$134.7	$166.8
Receivables, net of allowance for doubtful accounts of $6.1 million at March 31, 2015 and $5.6 million at December 31, 2014	478.5	467.0
Inventories	419.1	353.7
Prepaid expenses and other	60.1	89.7
Deferred income taxes	32.5	28.0

Total current assets	1,124.9	1,105.2
Property, plant and equipment, net	1,641.7	1,665.7
Goodwill	1,731.3	1,741.0
Customer relationships, net	1,006.4	1,024.5
Other intangible assets, net	67.0	68.1
Other assets, net	71.4	69.8

Total assets	$5,642.7	$5,674.3

Liabilities and Equity:
Current portion of long-term debt	$2.5	$2.8
Accounts payable	316.3	295.5
Interest payable	12.7	15.2
Income taxes payable	5.4	3.1
Accrued compensation	22.4	33.6
Other accrued liabilities	116.7	133.9

Total current liabilities	476.0	484.1
Long-term debt, excluding the current portion of long-term debt	1,382.0	1,327.8
Lease financing obligation	86.4	94.2
Deferred income taxes	757.1	767.5
Pensions and other postretirement benefits	245.8	250.5
Other non-current liabilities	150.0	161.2

Total liabilities	3,097.3	3,085.3

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at March 31, 2015 and December 31, 2014; issued and outstanding: 70,232,251 at March 31, 2015 and 70,196,116 at December 31, 2014	0.7	0.7
Additional paid-in capital	2,287.5	2,284.3
Retained earnings	247.8	269.8
Accumulated other comprehensive loss, net of tax	(101.5)	(73.7)

Total Axiall stockholders' equity	2,434.5	2,481.1
Noncontrolling interest	110.9	107.9

Total equity	2,545.4	2,589.0

Total liabilities and equity	$5,642.7	$5,674.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Net sales	$947.6	$993.7
Operating costs and expenses:
Cost of sales	844.6	913.3
Selling, general and administrative expenses	81.3	73.6
Transaction-related costs and other, net	5.8	6.6
Long-lived asset impairment charges, net	0.3	0.6

Total operating costs and expenses	932.0	994.1

Operating income (loss)	15.6	(0.4)
Interest expense, net	(18.8)	(18.3)
Debt refinancing costs	(3.2)	-
Foreign exchange gain (loss)	(0.2)	0.4

Consolidated loss before income taxes	(6.6)	(18.3)
Provision for (benefit from) income taxes	2.2	(7.7)

Consolidated net loss	(8.8)	(10.6)
Less net income attributable to noncontrolling interest	1.8	1.0

Net loss attributable to Axiall	$(10.6)	$(11.6)

Loss per share attributable to Axiall:
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

Weighted average common shares outstanding:
Basic	70.2	69.9
Diluted	70.2	69.9

Dividends per common share	$0.16	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Consolidated net loss	$(8.8)	$(10.6)
Less net income attributable to noncontrolling interest	1.8	1.0

Net loss attributable to Axiall	(10.6)	(11.6)

Other comprehensive loss:
Foreign currency translation adjustments	(35.0)	(24.5)
Derivative cash flow hedges	9.0	(0.3)
Pension and OPEB plan liability adjustments	(1.2)	(2.4)

Other comprehensive loss, before income taxes	(27.2)	(27.2)
Benefit from income taxes related to other comprehensive loss items	(0.7)	(10.3)

Other comprehensive loss, net of tax	(26.5)	(16.9)
Other comprehensive income (loss), attributable to noncontrolling interest, net of tax	1.3	(3.6)

Other comprehensive loss attributable to Axiall, net of tax	(27.8)	(13.3)

Comprehensive loss, net of income taxes	(35.3)	(27.5)
Less comprehensive income (loss) attributable to noncontrolling interest	3.1	(2.6)

Comprehensive loss attributable to Axiall	$(38.4)	$(24.9)

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(8.8)	$(10.6)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	45.2	42.2
Amortization	18.4	18.5
Deferred income taxes	(13.5)	(9.4)
Long-lived asset impairment charges, net	0.3	0.6
Other	6.3	3.6
Change in operating assets and liabilities	(66.7)	(66.7)

Net cash used in operating activities	(18.8)	(21.8)

Cash flows from investing activities:
Capital expenditures	(36.8)	(42.9)

Net cash used in investing activities	(36.8)	(42.9)

Cash flows from financing activities:
Issuance of long-term debt	248.8	-
Long-term debt payments	(195.2)	(0.7)
Fees paid relating to financing activities	(3.0)	-
Deferred acquisition payments	(10.0)	-
Dividends paid	(11.2)	(11.2)
Stock compensation plan activity	(0.4)	-

Net cash provided by (used in) financing activities	29.0	(11.9)

Effect of exchange rate changes on cash and cash equivalents	(5.5)	(3.4)

Net change in cash and cash equivalents	(32.1)	(80.0)
Cash and cash equivalents at beginning of period	166.8	166.5

Cash and cash equivalents at end of period	$134.7	$86.5

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature.

Our financial condition as of, and our operating results for, the three month period ended March 31, 2015 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2015 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications are of a normal recurring nature and did not impact the Company's operating income (loss) or consolidated net loss.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three month period ended March 31, 2015 from those disclosed in the 2014 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2015-05—Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this Update provide explicit guidance to companies about fees paid in cloud-based computing arrangements for various hosting services. Previous GAAP guidance did not include such explicit direction. Specifically, the Update stipulates that if a cloud-based computing arrangement includes a software license, the company should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud-based computing arrangement does not include a software license, the company should account for the arrangement as a service contract. The guidance does not change the accounting treatment for service contracts. However, all software licenses within the scope of this Update should be accounted for consistent with other licenses of intangible assets. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30). The amendments in this Update simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the accounting treatment for debt discounts. Previous GAAP guidance was different from International Financial Reporting Standards

("IFRS"), as issued by the International Accounting Standards Board, which requires transactions to be deducted from the carrying value of the financial liability and not recorded as a separate asset, and conflicted with other FASB standards, specifically FASB Concept Statement 6. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810)—Amendments to the Consolidation Analysis to assist companies in evaluating whether certain legal entities should be consolidated. The ASU stipulates that all legal entities are subject to reevaluation under the revised consolidation model in the guidance. This Update reduces the number of consolidation models, simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity under certain circumstances based solely on its fee arrangement when certain criteria are met. This reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"). The Update changes the consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015. We are evaluating the amendments in this Update and have not yet determined the impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The Update is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

3. INVENTORIES

As of March 31, 2015 and December 31, 2014, the major classes of inventories were as follows:

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$142.6	$125.8
Work-in-progress	5.6	4.8
Finished goods	270.9	223.1

Inventories	$419.1	$353.7

4. PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Chemical manufacturing plants	$1,388.7	$1,398.5
Machinery and equipment	1,220.0	1,198.7
Buildings	195.5	202.8
Land and land improvements	176.9	185.7
Construction-in-progress	91.5	84.7

Property, plant and equipment, at cost	3,072.6	3,070.4
Less: accumulated depreciation	1,430.9	1,404.7

Property, plant and equipment, net	$1,641.7	$1,665.7

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Our intangible assets consist of goodwill, customer relationships, supply contracts, technology and trade names. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including, but not limited to, customer lists, supply contracts, technology and trade names) acquired and liabilities assumed under acquisition accounting for business combinations.

Goodwill.    As of March 31, 2015, we have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit. The following table provides the detail of the changes made to goodwill during the three months ended March 31, 2015.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Accumulated impairment losses	(59.6)	(150.4)	(210.0)

Net goodwill at December 31, 2014	$1,731.2	$9.8	$1,741.0

Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Foreign currency translation adjustment	(9.7)	-	(9.7)

Gross goodwill at March 31, 2015	1,781.1	160.2	1,941.3
Accumulated impairment losses	(59.6)	(150.4)	(210.0)

Net goodwill at March 31, 2015	$1,721.5	$9.8	$1,731.3

Indefinite-lived intangible assets.    As of March 31, 2015 and December 31, 2014, our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $5.9 million and $6.0 million, respectively, net of cumulative translation adjustment.

Definite-lived intangible assets.    As of March 31, 2015 and December 31, 2014, we had definite-lived intangible assets related to: (i) customer relationships, supply contracts, technology and trade names in our chlorovinyls segment; and (ii) customer relationships and technology in our building products segment. The following table provides the definite-lived intangible assets, by reportable segment, as of March 31, 2015 and December 31, 2014.

	Chlorovinyls		Building Products		Total
(In millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross carrying amounts
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Technology	14.9	14.9	17.4	17.4	32.3	32.3
Trade names	6.0	6.0	-	-	6.0	6.0

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated impairment charges:
Customer relationships	(2.9)	(2.6)	-	-	(2.9)	(2.6)

Total	(2.9)	(2.6)	-	-	(2.9)	(2.6)
Accumulated amortization:
Customer relationships	(136.3)	(121.1)	(12.5)	(12.1)	(148.8)	(133.2)
Supply contracts	(4.5)	(4.1)	-	-	(4.5)	(4.1)
Technology	(1.5)	(1.3)	(13.0)	(12.7)	(14.5)	(14.0)
Trade names	(0.8)	(0.7)	-	-	(0.8)	(0.7)

Total	(143.1)	(127.2)	(25.5)	(24.8)	(168.6)	(152.0)
Foreign currency translation adjustment:
Customer relationships	(16.4)	(14.2)	-	-	(16.4)	(14.2)

Total	(16.4)	(14.2)	-	-	(16.4)	(14.2)
Net carrying amounts
Customer relationships	986.7	1,004.4	19.7	20.1	1,006.4	1,024.5
Supply contracts	38.1	38.5	-	-	38.1	38.5
Technology	13.4	13.6	4.4	4.7	17.8	18.3
Trade names	5.2	5.3	-	-	5.2	5.3

Total	$1,043.4	$1,061.8	$24.1	$24.8	$1,067.5	$1,086.6

The weighted average estimated useful life remaining for customer relationships, supply contracts, technology and definite-lived trade names is approximately 16 years, 18 years, 16 years and 15 years, respectively, as of March 31, 2015. Amortization expense for the definite-lived intangible assets was $16.6 million and $16.8 million for the three months ended March 31, 2015 and 2014, respectively. The estimated annual amortization expense for definite-lived intangible assets for the next five fiscal years is approximately $66.4 million per year.

6. OTHER ASSETS, NET

As of March 31, 2015 and December 31, 2014, other assets, net of accumulated amortization, consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Deferred financing costs, net	$25.2	$26.2
Deferred income taxes	21.1	21.1
Advances to and investments in joint ventures, net	18.4	14.7
Other	6.7	7.8

Total other assets, net	$71.4	$69.8

7. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of March 31, 2015 and December 31, 2014, our long-term debt consisted of the following:

(In millions)	Maturity Date	March 31, 2015	December 31, 2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.9 million at March 31, 2015)	February 27, 2022	246.5	-
ABL Revolver	December 17, 2019	-	-

Total debt		1,384.5	1,330.6
Less current portion of long-term debt		(2.5)	(2.8)

Long-term debt, net		$1,382.0	$1,327.8

4.625 Notes

Axiall Corporation and certain of its subsidiaries guarantee $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc. ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Axiall Corporation and by its existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

Term Loan

On February 27, 2015, Axiall Holdco, Inc., a wholly-owned subsidiary of the Company ("Axiall Holdco"), entered into a credit agreement with a syndicate of financial institutions (the "Term Loan Agreement") for a new $250 million term loan facility (the "New Term Loan Facility") to refinance the principal amount outstanding under the Company's existing term loan facility, to pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, Axiall Corporation and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company's consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of March 31, 2015, outstanding borrowings under the Company's New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

ABL Revolver

The Company's second amended and restated asset based revolving credit facility (the "ABL Revolver"), which the Company entered into in December 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the "ABL Credit Agreement") contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

As of March 31, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at March 31, 2015 was approximately $455.5 million, net of outstanding letters of credit totaling $82.0 million.

As of March 31, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of March 31, 2015 and December 31, 2014, we had a lease financing obligation of $86.4 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of March 31, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $86.4 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of March 31, 2015 are $3.8 million in 2015, $5.0 million in 2016, and $1.3 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of March 31, 2015.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our New Term Loan Facility is based on present rates for indebtedness with similar amounts, durations and credit risk. Our commodity purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 5 to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$681.1	$688.0	$651.9
4.875 Notes	$450.0	$446.9	$450.0	$426.7
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	$-	$-	$192.6	$194.4
Term Loan (net of debt issuance costs and discounts totaling $2.9 million at March 31, 2015)	$246.5	$246.4	$-	$-
Derivative instruments:
Commodity purchase contracts	$(5.4)	$(5.4)	$(12.9)	$(12.9)

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

We formally document hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking derivative financial instruments that are designated as cash flow hedges to specific assets or liabilities on the consolidated balance sheets or linking derivatives to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative is expired, sold, terminated, exercised, discontinued, or otherwise settled because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge derivative financial instrument.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.    We are involved in a number of contingencies incidental to the normal conduct of our business including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our financial statements; however, specific outcomes with respect to such contingencies may be material to the financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of March 31, 2015, approximately 2,615 individuals had filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (1) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (2) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (3) the parties' respective litigation strategies; (4) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (5) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (6) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (7) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

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

As of March 31, 2015 and December 31, 2014, we had reserves for environmental contingencies totaling approximately $52 million and $54 million, respectively, of which approximately $10 million and $12 million, respectively, were classified as current liabilities. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

    •
    We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of March 31, 2015 and December 31, 2014, we have reserved approximately $15 million and $18 million, respectively, for the costs associated with this matter.

    •
    As of March 31, 2015 and December 31, 2014, we had reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

    •
    As of March 31, 2015 and December 31, 2014, we had reserved approximately $15 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the "Natrium Facility"). The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

Environmental Laws and Regulations

Due to the nature of environmental laws, regulations and liabilities, it is possible that we may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be estimable. For example, our Natrium Facility and Lake Charles South Facility have both been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of facilities of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at these or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Any increase in these costs, or any material restrictions on our ability to operate or the manner in which we operate, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

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

In addition to GHG regulations, the United States Environmental Protection Agency (the "EPA") has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

    •
    In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the "Boiler MACT regulations"), which are aimed at controlling emissions of toxic air contaminants at covered facilities. The coal fired power plant at our Natrium Facility is our source most significantly impacted by the Boiler MACT regulations. Pursuant to these regulations, we must satisfy certain requirements by January 2016, and other requirements by March 2016. We expect to achieve compliance with all of these requirements by these deadlines.

    •
    In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride ("PVC") and copolymer production (the "PVC MACT regulation"). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. We have complied with certain requirements of the PVC MACT regulation by the April 2015 deadline. Due to extensions we received from the relevant governmental agencies, we have until April 2016 to come into compliance with other requirements of the PVC MACT regulation, and we expect to achieve compliance with those requirements by that deadline. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur further capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

    •
    In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium Facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

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

10. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and/or contributes to pension plans ("Pension Plans") and other postretirement benefit ("OPEB") plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan.

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

Components of net periodic benefit income for the three months ended March 31, 2015 and 2014 includes the following:

	Pensions Three Months Ended March 31,		OPEB Benefits Three Months Ended March 31,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit income
Interest cost	$(7.7)	$(7.9)	$(1.1)	$(1.1)
Service cost	(1.1)	(0.9)	(0.2)	(0.2)
Expected return on assets	11.4	11.8	-	-
Amortization of:
Prior service credit	-	-	2.3	2.3
Actuarial gain (loss)	(0.7)	0.1	-	-

Total net periodic benefit income	$1.9	$3.1	$1.0	$1.0

Contributions

There were no significant contributions to the pension plan trusts during the three months ended March 31, 2015 and 2014. We estimate that we will make payments of approximately $1.9 million for benefit payments and contributions related to our Pension Plans and $8.9 million for benefit payments related to OPEB plans for the year ending December 31, 2015.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.9 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively.

11. SHARE-BASED COMPENSATION

Share-based Compensation Expense

We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. The key terms of our restricted stock unit awards and our stock option grants, including all financial disclosures, are set forth in our 2014 Annual Report for the year ended December 31, 2014.

Information regarding our share-based compensation expense for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Share-based compensation expense	$3.9	$2.8
Income tax provision related to share-based compensation expense	(1.3)	(1.0)

After tax share-based compensation expense	$2.6	$1.8

Diluted Earnings Per Share

Due to the net loss in the three months ended March 31, 2015 and 2014, all common stock equivalents were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings per share calculation.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes: (i) adjustments to pension and OPEB plan liabilities; (ii) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; (iii) equity investee's other comprehensive income items; and (iv) unrealized gains and losses on derivative financial instruments designated as cash flow hedges. Amounts recorded in accumulated other comprehensive loss, net of tax, as of March 31, 2015 and December 31, 2014, and changes within those periods are as follows:

(In millions)	Accrued Pension and OPEB Plan Liabilities	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(45.0)	$(20.4)	$(8.3)	$(73.7)

Other comprehensive income (loss) before reclassifications	0.3	(32.7)	1.0	(31.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1.0)	-	4.6	3.6

Net current period other comprehensive income (loss)	(0.7)	(32.7)	5.6	(27.8)

Balance at March 31, 2015	$(45.7)	$(53.1)	$(2.7)	$(101.5)

Other Comprehensive Loss

Other comprehensive loss is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension and OPEB plan liability adjustments, changes in equity investee's other comprehensive loss and changes in foreign currency translation adjustments. The components of other comprehensive loss for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Change in foreign currency translation adjustment:
Foreign currency translation adjustments	$(35.0)	$(24.5)
Tax benefit	(3.6)	(9.3)

Foreign currency translation adjustments, net of tax	$(31.4)	$(15.2)

Change in derivative cash flow hedges:
Commodity hedge contracts	$5.1	$-
Equity interest in investee's other comprehensive loss	3.9	(0.3)

Pre-tax amount	9.0	(0.3)
Tax expense (benefit)	3.4	(0.1)

Derivative cash flow hedges, net of tax	$5.6	$(0.2)

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.6)	$(2.4)
Other pension and OPEB plan adjustments	0.4	-

Pre-tax amount	(1.2)	(2.4)
Tax benefit	(0.5)	(0.9)

Pension and OPEB liability adjustments, net of tax	$(0.7)	$(1.5)

Other comprehensive loss, before income taxes	$(27.2)	$(27.2)
Tax benefit for the period	(0.7)	(10.3)

Other comprehensive loss, net of tax	$(26.5)	$(16.9)

The components of other comprehensive loss that have been reclassified during the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
			Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2015	2014
Details about other comprehensive loss components:
Change in derivative cash flow hedges:
Loss on derivative cash flow hedges	$7.4	$-	Cost of sales
Tax expense	2.8	-	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$4.6	$-

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.6)	$(2.4)	Cost of sales and selling, general and administrative expenses
Tax benefit	(0.6)	(0.9)	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$(1.0)	$(1.5)

13. INCOME TAXES

Our effective income tax rate for the three months ended March 31, 2015 was negative 33.4 percent, compared to our effective income tax rate of 42.1 percent for the three months ended March 31, 2014. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete income tax items for each respective period. The negative effective income tax rate for the three months ended March 31, 2015 was primarily due to losses generated within a tax jurisdiction for which an income tax benefit was not recognized, as well as the tax expense associated with the relative mix of earnings in the various tax jurisdictions in which we operate for the three months ended March 31, 2015. The benefit resulting from the application of the effective income tax rate for the three months ended March 31, 2014 was higher than the United States statutory federal income tax rate, primarily due to the $3.6 million favorable impact of changes in uncertain tax positions.

14. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, we have a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall's future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of March 31, 2015, our future commitment under the take-or-pay arrangement approximates $180.0 million in the aggregate, with purchases during the three months ended March 31, 2015 and 2014 totaling $6.5 million and $6.2 million, respectively.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of March 31, 2015 and December 31, 2014.

(In millions)	March 31, 2015	December 31, 2014
Investment in and net advances to RS Cogen	$10.1	$4.6
Supply contracts	38.1	38.5

Maximum exposure to loss	$48.2	$43.1

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

	Three Months Ended March 31,
(In millions)	2015	2014
Noncontrolling interest—beginning of period	$107.9	$119.4
Net income attributable to noncontrolling interest	1.8	1.0
Other comprehensive income (loss) attributable to noncontrolling interest	1.3	(3.6)
Other	(0.1)	-

Noncontrolling interest—end of period	$110.9	$116.8

15. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, HCL and compound products (vinyl compounds and compound additives and plasticizers)). Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for (benefit from) income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income (loss) to consolidated net loss before income taxes for the three month periods ended March 31, 2015 and 2014 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended March 31, 2015
Net sales	$648.4	$166.4	$132.8	$-	$947.6
Intersegment revenues	56.1	-	-	(56.1)	-

Total net sales	$704.5	166.4	132.8	(56.1)	$947.6

Operating income (loss)	$43.7	(10.3)	0.2	(18.0)	$15.6
Interest expense, net					(18.8)
Debt refinancing cost					(3.2)
Foreign exchange loss					(0.2)

Consolidated loss before income taxes					$(6.6)

Three Months Ended March 31, 2014
Net sales	$682.2	$154.7	$156.8	$-	$993.7
Intersegment revenues	51.8	-	-	(51.8)	-

Total net sales	$734.0	154.7	156.8	(51.8)	$993.7

Operating income (loss)	$23.3	(10.8)	4.5	(17.4)	$(0.4)
Interest expense, net					(18.3)
Foreign exchange gain					0.4

Consolidated loss before income taxes					$(18.3)

16. GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100 percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Spinco and the Term Loan Credit Agreement under which Spinco is the borrower, as described in Note 7 of the notes to the unaudited condensed consolidated financial statements, are guaranteed by each of Axiall Corporation's 100 percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under the 4.625 Notes issued by Spinco, and the Term Loan Credit Agreement.

As of March 31, 2015, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Noteco, Inc., Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of March 31, 2015, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100 percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note 7 of the Notes to the unaudited condensed consolidated financial statements, there are no restrictions on the ability of Axiall Corporation, Spinco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100 percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the guarantor financial statements reflect investments in 100 percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non- Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present (i) guarantor condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, (ii) guarantor condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and (iii) guarantor condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (which excludes Spinco), the Guarantor Subsidiaries, including Spinco (which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries.

AXIALL CORPORATION
Guarantor Condensed Consolidating Balance Sheet
March 31, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$76.3	$76.3	$58.4	$-	$134.7
Receivables, net of allowance for doubtful accounts	367.0	-	745.6	718.8	77.2	(684.5)	478.5
Inventories	-	-	311.6	311.6	107.5	-	419.1
Prepaid expenses and other	0.5	-	48.4	48.4	11.2	-	60.1
Deferred income taxes	3.1	-	29.4	29.4	-	-	32.5

Total current assets	370.6	-	1,211.3	1,184.5	254.3	(684.5)	1,124.9
Property, plant and equipment, net	11.7	-	1,367.2	1,367.2	262.8	-	1,641.7
Long-term receivables—affiliates	900.6	-	-	-	-	(900.6)	-
Goodwill	-	-	1,493.7	1,493.7	237.6	-	1,731.3
Customer relationships, net	-	-	864.2	864.2	142.2	-	1,006.4
Other intangible assets, net	-	-	66.7	66.7	0.3	-	67.0
Other assets, net	16.7	11.5	39.0	49.8	4.9	-	71.4
Investment in subsidiaries	1,974.2	2,839.7	568.5	568.5	-	(2,542.7)	-

Total assets	$3,273.8	$2,851.2	$5,610.6	$5,594.6	$902.1	$(4,127.8)	$5,642.7

Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	317.6	393.7	268.7	635.6	47.6	(684.5)	316.3
Interest payable	8.6	4.2	-	4.1	-	-	12.7
Income taxes payable	-	-	2.2	2.2	3.2	-	5.4
Accrued compensation	-	-	15.7	15.7	6.7	-	22.4
Other accrued liabilities	15.1	-	71.3	71.3	30.3	-	116.7

Total current liabilities	341.3	397.9	360.4	731.4	87.8	(684.5)	476.0
Long-term debt, excluding the current portion of long-term debt	450.0	688.0	244.0	932.0	-	-	1,382.0
Long-term payables—affiliates	-	900.0	-	900.0	0.6	(900.6)	-
Lease financing obligation	-	-	-	-	86.4	-	86.4
Deferred income taxes	16.2	-	705.2	704.6	36.3	-	757.1
Pension and other post retirement benefits	4.1	-	231.7	231.7	10.0	-	245.8
Other non-current liabilities	27.7	-	121.5	121.5	9.4	(8.6)	150.0

Total liabilities	839.3	1,985.9	1,662.8	3,621.2	230.5	(1,593.7)	3,097.3
Equity:
Total Axiall stockholders' equity	2,434.5	865.3	3,947.8	1,973.4	560.7	(2,534.1)	2,434.5
Noncontrolling interest	-	-	-	-	110.9	-	110.9

Total equity	2,434.5	865.3	3,947.8	1,973.4	671.6	(2,534.1)	2,545.4

Total liabilities and equity	$3,273.8	$2,851.2	$5,610.6	$5,594.6	$902.1	$(4,127.8)	$5,642.7

 AXIALL CORPORATION
Guarantor Condensed Consolidating Balance Sheet
December 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$78.2	$78.2	$88.6	$-	$166.8
Receivables, net of allowance for doubtful accounts	162.8	-	509.7	493.9	71.4	(261.1)	467.0
Inventories	-	-	257.0	257.0	96.7	-	353.7
Prepaid expenses and other	0.1	-	83.0	83.0	6.6	-	89.7
Deferred income taxes	3.1	-	24.9	24.9	-	-	28.0

Total current assets	166.0	-	952.8	937.0	263.3	(261.1)	1,105.2
Property, plant and equipment, net	12.0	-	1,367.7	1,367.7	286.0	-	1,665.7
Long-term receivables—affiliates	1,292.9	-	-	-	-	(1,292.9)	-
Goodwill	-	-	1,493.7	1,493.7	247.3	-	1,741.0
Customer relationships, net	-	-	877.9	877.9	146.6	-	1,024.5
Other intangible assets, net	-	-	67.8	67.8	0.3	-	68.1
Other assets, net	17.0	12.4	31.7	44.0	9.4	(0.6)	69.8
Investment in subsidiaries	1,682.7	2,831.2	290.5	290.5	-	(1,973.2)	-

Total assets	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	97.2	178.6	249.8	412.5	46.9	(261.1)	295.5
Interest payable	3.0	12.2	-	12.2	-	-	15.2
Income taxes payable	-	-	0.9	0.9	2.2	-	3.1
Accrued compensation	-	-	25.3	25.3	8.3	-	33.6
Other accrued liabilities	14.3	-	90.3	90.3	29.3	-	133.9

Total current liabilities	114.5	193.6	366.3	544.0	86.7	(261.1)	484.1
Long-term debt, excluding the current portion of long-term debt	450.0	877.8	-	877.8	-	-	1,327.8
Long-term payables—affiliates	-	900.0	-	900.0	392.9	(1,292.9)	-
Lease financing obligation	-	-	-	-	94.2	-	94.2
Deferred income taxes	10.0	-	720.4	720.4	37.7	(0.6)	767.5
Pension and other post retirement benefits	4.4	-	235.7	235.7	10.4	-	250.5
Other non-current liabilities	110.6	-	118.7	118.7	9.0	(77.1)	161.2

Total liabilities	689.5	1,971.4	1,441.1	3,396.6	630.9	(1,631.7)	3,085.3
Equity:
Total Axiall stockholders' equity	2,481.1	872.2	3,641.0	1,682.0	214.1	(1,896.1)	2,481.1
Noncontrolling interest	-	-	-	-	107.9	-	107.9

Total equity	2,481.1	872.2	3,641.0	1,682.0	322.0	(1,896.1)	2,589.0

Total liabilities and equity	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$856.1	$856.1	$139.8	$(48.3)	$947.6
Operating costs and expenses:
Cost of sales	-	-	769.8	769.8	123.1	(48.3)	844.6
Selling, general and administrative expenses	12.4	-	49.3	49.3	19.6	-	81.3
Transaction-related costs and other, net	3.9	-	1.1	1.1	0.8	-	5.8
Long-lived asset impairment charges, net	-	-	-	-	0.3	-	0.3

Total operating costs and expenses	16.3	-	820.2	820.2	143.8	(48.3)	932.0

Operating income (loss)	(16.3)	-	35.9	35.9	(4.0)	-	15.6
Other income (expense)
Interest income (expense), net	6.0	(20.8)	(0.5)	(21.4)	(3.4)	-	(18.8)
Debt refinancing costs	-	(0.1)	(3.1)	(3.2)	-	-	(3.2)
Foreign exchange gain (loss)	(0.1)	-	(0.1)	(0.1)	-	-	(0.2)
Equity in income (loss) of subsidiaries	(3.0)	(7.0)	(4.5)	(4.5)	-	7.5	-

Income (loss) before income taxes	(13.4)	(27.9)	27.7	6.7	(7.4)	7.5	(6.6)
Provision for (benefit from) income taxes	(2.8)	(5.6)	9.7	4.1	0.9	-	2.2

Consolidated net income (loss)	(10.6)	(22.3)	18.0	2.6	(8.3)	7.5	(8.8)
Less net income attributable to noncontrolling interest	-	-	-	-	1.8	-	1.8

Net income (loss) attributable to Axiall	$(10.6)	$(22.3)	$18.0	$2.6	$(10.1)	$7.5	$(10.6)

Comprehensive loss attributable to Axiall	$(38.4)	$(6.9)	$(12.0)	$(27.3)	$(56.9)	$84.2	$(38.4)

 AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$903.7	$905.6	$143.4	$(55.3)	$993.7
Operating costs and expenses:
Cost of sales	-	-	843.4	845.3	123.3	(55.3)	913.3
Selling, general and administrative expenses	10.9	-	42.8	42.8	19.9	-	73.6
Transaction-related costs and other, net	4.6	-	1.4	1.4	0.6	-	6.6
Long-lived asset impairment charges, net	-	-	0.4	0.4	0.2	-	0.6

Total operating costs and expenses	15.5	-	888.0	889.9	144.0	(55.3)	994.1

Operating income (loss)	(15.5)	-	15.7	15.7	(0.6)	-	(0.4)
Other income (expense)
Interest income (expense), net	7.8	(21.4)	0.6	(20.9)	(5.2)	-	(18.3)
Foreign exchange gain (loss)	(0.1)	-	(0.1)	-	0.5	-	0.4
Equity in income (loss) of subsidiaries	(6.1)	(28.3)	3.0	3.0	-	3.1	-

Income (loss) before income taxes	(13.9)	(49.7)	19.2	(2.2)	(5.3)	3.1	(18.3)
Provision for (benefit from) income taxes	(2.3)	(6.2)	2.0	(4.2)	(1.2)	-	(7.7)

Consolidated net income (loss)	(11.6)	(43.5)	17.2	2.0	(4.1)	3.1	(10.6)
Less net income attributable to noncontrolling interest	-	-	-	-	1.0	-	1.0

Net income (loss) attributable to Axiall	$(11.6)	$(43.5)	$17.2	$2.0	$(5.1)	$3.1	$(11.6)

Comprehensive loss attributable to Axiall	$(24.9)	$(88.1)	$(26.6)	$(41.8)	$(9.8)	$51.6	$(24.9)

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$22.1	$-	$(19.9)	$(19.9)	$(21.0)	$-	$(18.8)

Cash flows from investing activities:
Capital expenditures	(0.2)	-	(32.9)	(32.9)	(3.7)	-	(36.8)

Net cash used in investing activities	(0.2)	-	(32.9)	(32.9)	(3.7)	-	(36.8)
Cash flows from financing activities:
Issuance of long-term debt	-	-	248.8	248.8	-	-	248.8
Long-term debt payments	-	(194.4)	(0.8)	(195.2)	-	-	(195.2)
Intercompany financing	-	194.4	(194.4)	-	-	-	-
Fees paid relating to financing activities	(0.3)	-	(2.7)	(2.7)	-	-	(3.0)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Dividends paid	(11.2)	-	-	-	-	-	(11.2)
Stock compensation plan activity	(0.4)	-	-	-	-	-	(0.4)

Net cash used in (provided by) financing activities	(21.9)	-	50.9	50.9	-	-	29.0
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(5.5)	-	(5.5)

Net change in cash and cash equivalents	-	-	(1.9)	(1.9)	(30.2)	-	(32.1)
Cash and cash equivalents at beginning of period	-	-	78.2	78.2	88.6	-	166.8

Cash and cash equivalents at end of period	$-	$-	$76.3	$76.3	$58.4	$-	$134.7

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$13.0	$0.7	$5.9	$6.6	$(41.4)	$-	$(21.8)

Cash flows from investing activities:
Capital expenditures	(1.8)	-	(34.2)	(34.2)	(6.9)	-	(42.9)

Net cash used in investing activities	(1.8)	-	(34.2)	(34.2)	(6.9)	-	(42.9)
Cash flows from financing activities:
Long-term debt payments	-	(0.7)	-	(0.7)	-	-	(0.7)
Dividends paid	(11.2)	-	-	-	-	-	(11.2)

Net cash used in financing activities	(11.2)	(0.7)	-	(0.7)	-	-	(11.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(3.4)	-	(3.4)

Net change in cash and cash equivalents	-	-	(28.3)	(28.3)	(51.7)	-	(80.0)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$48.6	$48.6	$37.9	$-	$86.5

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

Consolidated Overview

For the three months ended March 31, 2015, net sales totaled $947.6 million, a decrease of 5 percent compared to $993.7 million for the three months ended March 31, 2014. Operating income was $15.6 million for the three months ended March 31, 2015, compared to an operating loss of $0.4 million for the three months ended March 31, 2014. Adjusted EBITDA was $83.2 million for the three months ended March 31, 2015 compared to $67.6 million for the three months ended March 31, 2014. In addition, the Company reported net loss attributable to Axiall of $10.6 million, or $0.15 loss per diluted share for the three months ended March 31, 2015, compared to net loss attributable to Axiall of $11.6 million, or $0.17 loss per diluted share for the three months ended March 31, 2014. Adjusted Net Loss was $3.6 million and Adjusted Net Loss Per Share was $0.05 for the three months ended March 31, 2015, compared to Adjusted Net Loss of $5.3 million and Adjusted Net Loss Per Share of $0.08 for the three months ended March 31, 2014. See Reconciliation of Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q.

The decrease in net sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to decreases in the net sales of our chlorovinyls and aromatics segments, partially offset by an increase in the net sales of our building products segment. Net sales in our chlorovinyls segment decreased $33.8 million primarily due to: (i) lower PVC and VCM prices, driven by lower feedstock costs; and (ii) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America in 2014, coupled with slower growth in the demand needed to absorb that capacity. Net sales in our aromatics segment decreased $24.0 million primarily due to a decline in the sales prices for cumene, phenol and acetone, driven by lower feedstock costs, as well as the overall continued weakness in the aromatics markets, and partially offset by increases in sales volumes for cumene, phenol and acetone. These sales volume increases were caused by: (i) customers restocking inventories in the first quarter of 2015, following inventory reductions in the fourth quarter of 2014; (ii) increased sales volumes for phenol in the export spot market; and (iii) increased cumene sales volumes in the domestic spot market. Net sales in our building products segment increased $11.7 million, primarily due to a 13 percent increase in sales volumes in the United States and a 7 percent increase in sales volumes in Canada, offset in part by a stronger United States dollar against a weaker Canadian dollar.

The increases in operating income and Adjusted EBITDA, and the decreases in net loss attributable to Axiall and Adjusted Net Loss, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were primarily attributable to: (i) decreases in our cost of natural gas and ethylene; (ii) higher operating rates and related sales volume increases in our chlorovinyls segment; and, to a lesser extent, (iii) decreased maintenance expenses in our chlorovinyls segment, all of which was partially offset by lower PVC and VCM sales prices, lower ECU values, especially with respect to caustic sales prices and by lower cumene, phenol and acetone sales prices.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, and muriatic acid) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows:

    •
    Net sales totaled $648.4 million and $682.2 million for the three months ended March 31, 2015 and 2014, respectively, decreasing by $33.8 million or approximately 5 percent.

    •
    Operating income and Adjusted EBITDA increased to $43.7 million and $96.7 million, respectively, during the three months ended March 31, 2015 versus operating income and Adjusted EBITDA of $23.3 million and $76.2 million, respectively, for the three months ended March 31, 2014.

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

In addition, purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of the primary raw materials used in our chlorovinyls products are ethylene, crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends.

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows:

    •
    Net sales totaled $166.4 million and $154.7 million for the three months ended March 31, 2015 and 2014, respectively, increasing 8 percent. On a constant currency basis, net sales for the three months ended March 31, 2015 increased by 13 percent.

    •
    For the three months ended March 31, 2015, our building products segment's geographical sales to the United States and Canada were 62 percent and 37 percent respectively, compared with 59 percent and 40 percent for the three months ended March 31, 2014.

    •
    Operating loss was $10.3 million and Adjusted EBITDA was negative $0.8 million for the three months ended March 31, 2015 compared to operating loss of $10.8 million and break-even Adjusted EBITDA for the three months ended March 31, 2014.

The building products segment is impacted by changes in the North American home repair and remodeling sectors and the new construction industry, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as the availability of financing for new home purchases. These factors can lower the demand for, and pricing of our products, while we may not be able to reduce our costs by an equivalent amount.

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows:

    •
    Net sales were $132.8 million and $156.8 million for the three months ended March 31, 2015 and 2014, respectively, decreasing approximately 15 percent.

    •
    Operating income was $0.2 million and Adjusted EBITDA was $0.9 million for the three months ended March 31, 2015 compared to operating income of $4.5 million and Adjusted EBITDA of $4.9 million for the three months ended March 31, 2014.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three month periods ended March 31, 2015 and 2014, and the percentage of net sales of each line item for the three month periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2015		2014
Net sales	$947.6	100.0%	$993.7	100.0%
Cost of sales	844.6	89.1%	913.3	91.9%

Gross margin	103.0	10.9%	80.4	8.1%
Selling, general and administrative expenses	81.3	8.6%	73.6	7.4%
Transaction-related costs and other, net	5.8	0.6%	6.6	0.7%
Long-lived asset impairment charges, net	0.3	-%	0.6	0.1%

Operating income (loss)	15.6	1.6%	(0.4)	-%
Interest expense, net	(18.8)	(2.0%)	(18.3)	(1.8%)
Debt refinancing costs	(3.2)	(0.3%)	-	-%
Foreign exchange gain (loss)	(0.2)	-%	0.4	-%

Consolidated loss before income taxes	(6.6)	(0.7%)	(18.3)	(1.8%)
Provision for (benefit from) income taxes	2.2	0.2%	(7.7)	(0.8%)

Consolidated net loss	(8.8)	(0.9%)	(10.6)	(1.1%)
Less net income attributable to noncontrolling interest	1.8	0.2%	1.0	0.1%

Net loss attributable to Axiall	$(10.6)	(1.1%)	$(11.6)	(1.2%)

The following table sets forth certain financial data, by reportable segment, for each of the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Dollars in millions)	2015		2014
Sales
Chlorovinyls	$648.4	68.4%	$682.2	68.6%
Building products	166.4	17.6%	154.7	15.6%
Aromatics	132.8	14.0%	156.8	15.8%

Net sales	$947.6	100.0%	$993.7	100.0%

Operating income (loss)
Chlorovinyls	$43.7		$23.3
Building products	(10.3)		(10.8)
Aromatics	0.2		4.5
Unallocated corporate	(18.0)		(17.4)

Total operating income (loss)	$15.6		$(0.4)

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Consolidated Results

Net sales.    For the three months ended March 31, 2015, net sales totaled $947.6 million, a decrease of 5 percent compared to $993.7 million for the three months ended March 31, 2014. The decrease in net sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to: (i) a $33.8 million decrease in the net sales of our chlorovinyls segment due to lower PVC and VCM prices, driven by lower feedstock costs, and lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a $24.0 million decrease in the net sales of our aromatics segment which primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the three months ended March 31, 2015, driven by lower feedstock costs, as industry prices for benzene and propylene declined by 58 percent and 39 percent, respectively, according to the April 2015 IHS report. The decrease in sales prices for our aromatics products was also caused by the overall weakening of the domestic and international aromatics markets, which has resulted in part, from the addition of significant amounts of new phenol production capacity in Asia in recent years. The decreases in sales prices for our aromatics products were partially offset by a significant increase in sales volumes for cumene, phenol and acetone, caused by: (i) customers restocking inventories during the first quarter of 2015 following inventory reductions in the fourth quarter of 2014; (ii) increased sales volumes for phenol in the export spot market; and (iii) increased cumene sales volumes in the domestic spot market. The decreases in the net sales of our chlorovinyls and aromatics segments were partially offset by an $11.7 million increase in the net sales of our building products segment due to higher sales volumes in the United States and Canada, partially offset by the impact of a stronger United States dollar against a weaker Canadian dollar.

Gross margin percentage.    Total gross margin percentage increased to 11 percent for the three months ended March 31, 2015 from 8 percent for the three months ended March 31, 2014. This increase was principally due to a lower cost of sales during the three months ended March 31, 2015, versus the comparable period in 2014, driven by the decline in raw material costs, including natural gas and ethylene in particular. In its April 2015 report, IHS reported that industry natural gas prices decreased 39 percent and ethylene prices decreased by 28 percent for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In 2014, the chlorovinyls segment's gross margin was negatively impacted by higher cost of sales during the three months ended March 31, 2014 driven by higher energy and maintenance costs, and lower operating rates.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $81.3 million for the three months ended March 31, 2015, an increase of 10 percent from $73.6 million for the three months ended March 31, 2014. The increase in selling, general and administrative expenses was primarily due to increases in wage and benefit costs, and advertising expenses.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 12 percent to $5.8 million during the three months ended March 31, 2015 from $6.6 million during the three months ended March 31, 2014.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges, net totaled $0.3 million and $0.6 million for the three month periods ended March 31, 2015 and 2014, respectively, due to the write-down of impaired assets in the window and door and siding reporting units of our building products segment in both quarters.

Operating income (loss).    Operating income was $15.6 million for the three months ended March 31, 2015 compared to an operating loss of $0.4 million for the three months ended March 31, 2014. The increase in operating income (loss) was primarily attributable to a $20.4 million increase in the operating income of our chlorovinyls segment, principally due to: (i) decreases in our cost of natural gas and ethylene; (ii) higher operating rates and related sales volume increases; and, to a lesser extent, (iii) decreased maintenance expenses, all of which was partially offset by lower PVC and VCM prices and lower ECU values, especially with respect to caustic soda pricing. The overall increase in operating income (loss) was partially offset by a $4.3 million decrease in the operating income of our aromatics segment due primarily to significant decreases in sales prices for phenol, cumene and acetone, caused by decreased feedstock costs and by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years.

Interest expense, net.    Interest expense, net, was $18.8 million and $18.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense, net was due primarily to the increase in our average principal outstanding debt balances during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, coupled with the higher interest rate on our New Term Loan Facility, as compared to our prior term loan facility.

Foreign currency exchange gain (loss).    Foreign currency exchange loss totaled $0.2 million and foreign currency exchange gain totaled $0.4 million during the three months ended March 31, 2015 and 2014, respectively. The decrease in foreign currency exchange gain (loss) was primarily due to the strengthening of the United States dollar against other currencies in which we conduct our businesses, primarily the Canadian dollar.

Provision for (benefit from) income taxes.    The provision for income taxes was $2.2 million for the three months ended March 31, 2015, compared to a benefit for income taxes of $7.7 million for the three months ended March 31, 2014. The income tax expense in 2015 was primarily due to losses generated within a tax jurisdiction for which an income tax benefit was not recognized and the tax expense associated with the relative mix of earnings in the tax jurisdictions in which we operate.

Our effective income tax rate for the three month period ended March 31, 2015 was negative 33.4 percent, as compared to 42.1 percent for the three month period ended March 31, 2014. The negative effective income tax rate for the first three months of 2015 was primarily due to the relative mix of earnings by tax jurisdiction and losses generated within a tax jurisdiction for which an income tax benefit was not recognized. The benefit resulting from the application of the effective income tax rate for the three months ended March 31, 2014 was higher than the United States statutory federal income tax rate, primarily due to the $3.6 million favorable impact of changes in uncertain tax positions.

Chlorovinyls Segment

Net sales.    Net sales totaled $648.4 million for the three months ended March 31, 2015, a decrease of approximately 5 percent versus net sales of $682.2 million for the comparable three month period in 2014. This net sales decrease was primarily due to: (i) lower PVC and VCM prices, driven by lower feedstock costs; and (ii) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity. These unfavorable factors were partially offset by higher operating rates and related sales volume increases, as the quarter ended March 31, 2014 was impacted by an extended outage at our PHH VCM manufacturing facility, which we did not experience during the quarter ended March 31, 2015.

Operating income.    Operating income increased by $20.4 million to $43.7 million for the three months ended March 31, 2015 from $23.3 million for the three months ended March 31, 2014. The increase was principally due to: (i) decreases in our cost of natural gas and ethylene; (ii) higher operating rates and related sales volume increases, due to the reasons discussed above and, to a lesser extent (iii) decreased maintenance expenses, as the three months ended March 31, 2014 was impacted by increased maintenance expenses primarily in connection with the outage at our PHH VCM facility. These favorable factors were partially offset by: (i) lower PVC and VCM prices, driven by lower feedstock costs; and (ii) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the factors discussed above. IHS reported in its April 2015 report that industry natural gas prices decreased 39 percent and ethylene prices decreased 28 percent for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The Adjusted EBITDA increase of $20.5 million to $96.7 million for the three months ended March 31, 2015 from $76.2 million for the three months ended March 31, 2014 was predominantly due to the same factors discussed above with respect to operating income.

Building Products Segment

Net Sales.    Net sales totaled $166.4 million for the three months ended March 31, 2015, increasing 8 percent versus $154.7 million for the comparable three month period in 2014. The net sales increase was driven by a 10 percent increase in sales volumes, with sales volumes in the United States higher by 13 percent and sales volumes in Canada higher by 7 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar. On a constant currency basis, net sales increased by 13 percent. For the three months ended March 31, 2015, our building products segment's geographical sales to the United States and Canada were 62 percent and 37 percent respectively, compared with 59 percent and 40 percent for the three months ended March 31, 2014.

Operating Loss.    Operating loss was $10.3 million for the three months ended March 31, 2015, compared to operating loss of $10.8 million for the three months ended March 31, 2014. The decrease in operating loss was primarily a result of higher sales volumes and lower charges relating to plant consolidation activities, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling, general and administrative expenses. Adjusted EBITDA was negative $0.8 million for the three months ended March 31, 2015, compared to break-even Adjusted EBITDA for the three months ended March 31, 2014. The decrease in Adjusted EBITDA was primarily due to a foreign currency exchange rate impact of approximately $1.8 million from a stronger United States dollar relative to a weaker Canadian dollar, and also due to higher selling, general and administrative expenses, offset in part by higher sales volumes.

Aromatics Segment

Net Sales.    Net sales were $132.8 million for the three months ended March 31, 2015, a decrease of 15 percent versus $156.8 million for the comparable three month period in 2014. The net sales decrease primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the three months ended March 31, 2015, driven primarily by lower feedstock costs and by the overall weakening of the domestic and international aromatics markets, which has resulted in part, from the addition of significant amounts of new phenol production capacity in Asia in recent years. Industry benzene prices declined by 58 percent and industry propylene prices declined by 39 percent according to the April 2015 IHS report. The decrease in pricing was partially offset by significant increases in sales volumes for cumene, phenol and acetone. Those increased sales volumes were primarily caused by: (i) customers restocking inventories in the first quarter of 2015 following inventory reductions in the fourth quarter of 2014; (ii) increased sales volume for phenol in the export spot market; and (iii) increased sales volume for cumene in the domestic spot market.

Operating income.    Operating income decreased $4.3 million to $0.2 million for the three months ended March 31, 2015 compared to $4.5 million for the three months ended March 31, 2014. Our operating rates for the aromatics segment were higher in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, but were lower than the industry operating rates for the three months ended March 31, 2015, as reported by IHS in its April 2015 report. Adjusted EBITDA decreased $4.0 million to $0.9 million for the three months ended March 31, 2015 from $4.9 million for the three months ending March 31, 2014. The decreases in operating income and Adjusted EBITDA were primarily due to: (i) a $6.2 million inventory holding loss recognized during the three months ended March 31, 2015, due to the decline in feedstock costs and the corresponding decreases in sales prices, caused in part by the overall weakening of the domestic and international aromatics markets, resulting from the addition of significant amounts of new phenol production capacity in Asia in recent years, partially offset by increases in our sales volume for cumene, phenol and acetone; and (ii) a $1.2 million lower of cost-or-market inventory adjustment recorded in March 2015.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with four non-GAAP financial measures: (i) Adjusted Net Loss; (ii) Adjusted Loss Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

Adjusted Net Income (Loss) is defined as net income (loss) attributable to Axiall excluding adjustments for tax effected restructuring and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed merger and acquisitions, joint venture and other transactions, costs to attain synergies related to the integration of the former chemicals business of PPG Industries (the "Merged Business"), impairments charges for goodwill, intangible assets, and other long-lived assets.

Adjusted Earnings (Loss) Per Share is calculated using Adjusted Net Income (Loss) rather than consolidated net income (loss) attributable to Axiall calculated in accordance with GAAP.

Adjusted EBITDA is defined as Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization, restructuring and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, joint venture and other transactions, costs to attain synergies related to the integration of the Merged Business, impairment charges for goodwill, intangible assets, and other long-lived assets, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 7 to this Quarterly Report on Form 10-Q.

Axiall has supplemented the financial statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because investors commonly use financial measures such as Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions and have incurred expenses such as professional fees related to potential transactions, that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of consolidated net income (loss) attributable to Axiall pursuant to GAAP, in order to approximate the amount of net income (loss) that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall has supplemented the financial statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because we believe these financial measures will be helpful to investors in approximating what our net income (loss) would have been absent the impact of certain non-recurring, pre-tax charges and benefits. We have supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

In addition, we may compare certain financial information, including building products net sales, on a constant currency basis. We present such information to provide a framework for investors to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, primarily fluctuations in the Canadian dollar. To present this information, current and comparative prior period financial information for certain businesses reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rate in effect during the base period, rather than the average exchange rates in effect during the respective periods.

Adjusted Earnings (Loss) Per Share, Adjusted Net Income (Loss), Adjusted EBITDA and building products net sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income (loss), GAAP diluted earnings (loss) per share or net sales, as a measure of performance or to cash provided by (used in) operating activities as a measure of liquidity. In addition, our calculation of these various non-GAAP measurements may be different from the calculations used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Loss Per Share Reconciliation

	Three Months Ended March 31,
	2015	2014
Diluted loss per share attributable to Axiall	$(0.15)	$(0.17)
Earnings per share related to adjustments between net loss attributable to Axiall and Adjusted Net loss	0.10	0.09

Adjusted Loss Per Share	$(0.05)	$(0.08)

Adjusted Net Income (Loss) Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Net loss attributable to Axiall	$(10.6)	$(11.6)
Pre-tax charges:
Merger-related and other, net	5.3	4.5
Costs to attain Merger-related synergies	1.2	4.6
Long-lived asset impairment charges, net	0.3	0.6
Debt refinancing costs	3.2	-

Total pre-tax charges	10.0	9.7
Provision for taxes related to these items	3.0	3.4

After tax effect of above items	7.0	6.3

Adjusted Net Loss	$(3.6)	$(5.3)

Adjusted EBITDA Reconciliations

Three Months Ended March 31, 2015
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$96.7	$(0.8)	$0.9	$(13.6)	$83.2
Costs to attain Merger-related synergies	(0.8)	-	-	(0.4)	(1.2)
Merger-related and other, net	(0.5)	(0.7)	-	(4.1)	(5.3)
Long-lived asset impairment charges, net	-	(0.3)	-	-	(0.3)
Depreciation and amortization	(52.6)	(7.8)	(0.6)	(2.6)	(63.6)
Interest expense, net	-	-	-	(18.8)	(18.8)
Debt refinancing costs	-	-	-	(3.2)	(3.2)
Benefit from income taxes	-	-	-	(2.2)	(2.2)
Other	-	-	-	2.6	2.6 (1)

Consolidated net income (loss) (2)	$42.8	$(9.6)	$0.3	$(42.3)	$(8.8)

(1)  Includes $1.4 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(2)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended March 31, 2014
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$76.2		$-	$4.9	$(13.5)	$67.6
Costs to attain Merger-related synergies	(3.3	) (1)	-	-	(1.3)	(4.6)
Merger-related and other, net	-		(1.1)	-	(3.4)	(4.5)
Long-lived asset impairment charges, net	-		(0.6)	-	-	(0.6)
Depreciation and amortization	(49.6)		(8.7)	(0.4)	(2.0)	(60.7)
Interest expense, net	-		-	-	(18.3)	(18.3)
Provision for income taxes	-		-	-	7.7	7.7
Other	-		-	-	2.8	2.8 (2)

Consolidated net income (loss) (3)	$23.3		$(10.4)	$4.5	$(28.0)	$(10.6)

(1)  Includes $2.4 million of plant reliability improvement initiatives that are included in cost of sales on our unaudited condensed consolidated statements of operations.

(2)  Includes $1.7 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales Reconciliation

	Three Months Ended March 31,
(In millions)	2015	2014
Building products net sales	$166.4	$154.7
Impact of currency exchange rates	7.8	-

Building products constant currency sales	$174.2	$154.7

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, the issuance of debt, and the use of available borrowing facilities. The net change in cash and cash equivalents for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash used in operating activities	$(18.8)	$(21.8)

Net cash used in investing activities	$(36.8)	$(42.9)

Net cash provided by (used in) financing activities	$29.0	$(11.9)

Effect of exchange rate changes on cash and cash equivalents	(5.5)	(3.4)

Net change in cash and cash equivalents	$(32.1)	$(80.0)

Operating Activities.    In the condensed consolidated statements of cash flows, changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency, non-cash transactions and the effects of acquisitions and divestitures. Accordingly, the amounts in the condensed consolidated statements of cash flows differ from changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheets.

As of March 31, 2015, net working capital was $648.9 million. Net cash used in operating activities decreased $3.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing Activities.    For the three months ended March 31, 2015, net cash used in investing activities decreased $6.1 million as compared to the three months ended March 31, 2014, due to a reduction in capital expenditures. In the three months ended March 31, 2014, our capital expenditures were higher due to reconstruction and replacement activities at our PHH VCM manufacturing facility located in Lake Charles, Louisiana, undertaken after the fire that occurred at that facility in December 2013.

Financing Activities.    For the three months ended March 31, 2015, net cash provided by financing activities was $29.0 million as compared to net cash used in financing activities of $11.9 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, our financing activities included entering into our New Term Loan Facility totaling $248.8 million, net, partially offset by: (i) $195.2 million in long-term debt repayments; (ii) $11.2 million in dividend payments to shareholders; and (iii) a $10.0 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business. For the three months ended March 31, 2014, net cash used in financing activities was primarily comprised of $11.2 million in dividend payments to shareholders.

As of March 31, 2015 and December 31, 2014, our long-term debt consisted of the following:

(In millions)	Maturity Date	March 31, 2015	December 31, 2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.9 million at March 31, 2015)	February 27, 2022	246.5	-
ABL Revolver	December 17, 2019	-	-

Total debt		1,384.5	1,330.6
Less current portion of long-term debt		(2.5)	(2.8)

Long-term debt, net		$1,382.0	$1,327.8

4.625 Notes

Axiall Corporation and certain of its subsidiaries guarantee $688.0 million aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc. ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Axiall Corporation and by its existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

Term Loan

On February 27, 2015, Axiall Holdco entered into a Term Loan Agreement for our New Term Loan Facility in order to refinance the principal amount outstanding under the Company's existing Term Loan Facility, pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, the Company and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company's consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of March 31, 2015, outstanding borrowings under the Company's New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

ABL Revolver

The Company's ABL Revolver provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The ABL Credit Agreement contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

As of March 31, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at March 31, 2015 was approximately $455.5 million, net of outstanding letters of credit totaling $82.0 million. As of March 31, 2015, the applicable rate for future borrowings would have been 1.75 percent to 3.75 percent based on LIBOR or certain United States index rates plus the applicable margin under the ABL Revolver.

As of March 31, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing our 4.625 Notes and 4.875 Notes.

Lease Financing Obligation

As of March 31, 2015 and December 31, 2014, we had a lease financing obligation of $86.4 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of March 31, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $86.4 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of March 31, 2015 are $3.8 million in 2015, $5.0 million in 2016, and $1.3 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of March 31, 2015.

Dividends.    On March 3, 2015, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of March 27, 2015 and a payment date of April 10, 2015.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of March 31, 2015, we have no significant required payments of principal on our debt until February 2021. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Contractual Obligations.    Information related to our contractual obligations as of December 31, 2014 can be found in our 2014 Annual Report on Form 10-K (our "2014 Annual Report") in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our contractual obligations at March 31, 2015 have increased by approximately 39 percent since December 31, 2014. The increase from December 31, 2014 is primarily related to an increase in our raw material feedstocks purchase obligations due to a new commodity contractual agreement signed during the three months ended March 31, 2015.

Our aggregate future payments under contractual obligations by category as of March 31, 2015, were as follows:

(In millions)	Total	2015 (1)	2016	2017	2018	2019	2020 and thereafter
Contractual obligations:
Purchase obligations	$2,151.3	$465.0	$333.6	$350.8	$240.2	$239.1	$522.6
Long-term debt—principal	1,387.4	1.9	2.5	2.5	2.5	2.5	1,375.5
Long-term debt—interest	424.2	48.0	63.5	63.5	63.4	63.2	122.6
Lease financing obligations	10.1	3.8	5.0	1.3	-	-	-
Capital lease obligations	5.6	0.8	1.1	1.1	1.0	0.8	0.8
Operating lease obligations	168.2	31.1	35.5	30.0	20.4	14.9	36.3
Expected pension and other postretirement benefit contributions (2)	308.6	10.8	10.2	9.8	9.7	11.0	257.1
Acquisition purchase price consideration	30.0	-	15.0	15.0	-	-	-
Asset retirement obligation	191.9	-	2.1	3.7	-	2.2	183.9

Total	$4,677.3	$561.4	$468.5	$477.7	$337.2	$333.7	$2,498.8

(1)  For the nine months ending December 31, 2015.

(2)  Based on assumptions as of December 31, 2014.

Purchase obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of March 31, 2015.

Long-term debt, principal.    Long-term debt, principal obligations are listed based on the contractual due dates. On February 27, 2015, we entered into our New Term Loan Facility, which matures on February 27, 2022, to refinance our existing term loan facility, pay related fees and expenses, and for general corporate purposes. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Long-term debt, interest.    Long-term debt, interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of March 31, 2015.

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

Expected pension and other postretirement benefit contributions.    Expected pension contributions for the funded obligations represent the projected minimum required contributions based on assumptions as of March 31, 2015 and determined in accordance with local requirements such as the Employee Retirement Income Security Act. Also included are contributions for the unfunded pension and other postretirement benefit plans which are based on the expected benefit payments estimated as of March 31, 2015.

Deferred acquisition payments.    Payments of deferred purchase price represent amounts due to PPG based upon the final funding status of the pension plans assumed in the Merger. During the three months ended March 31, 2015, we made a $10 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business. We will make remaining payments in the aggregate amount of $30 million to PPG over the next two years.

Asset retirement obligations.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets.

Uncertain income tax positions.    We have recognized a liability for our uncertain income tax positions of approximately $10.5 million as of March 31, 2015. We do not believe we are likely to pay any amounts during the year ending December 31, 2015. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and is therefore excluded from the Contractual Obligations table above.

Outlook

As compared to our first quarter 2015 financial results, we expect our second quarter 2015 results to be influenced by a number of factors, including, among others, the following:

•
In our chlorovinyls segment, we expect decreased caustic soda prices, an unfavorable mix in our caustic sales and higher maintenance expenses. We also expect higher sales volumes and lower natural gas costs.

•
In our aromatics segment, we expect continued weakness in the domestic and global aromatics markets.

•
In our building products segment, we expect a normal, seasonal increase in sales volumes and Adjusted EBITDA.

Given current market conditions, we expect the combined Adjusted EBITDA of our chlorovinyls and aromatics segments for the second quarter of 2015 to be at a similar level to that of the first quarter of 2015.

Over the longer term, we believe ECU values will be driven higher by the strength of domestic demand and improved export volumes for ECU products. We believe we are also well positioned to take advantage of a number of macro-economic and industry trends. In particular, we expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the pace of global capacity growth in our key products has slowed dramatically compared to the beginning of the decade, which should improve the supply-demand balance for those products. Moreover, we believe the gradual improvement in the United States housing market, both in terms of starts and renovation activity will continue, which should drive building products volumes higher. We expect the combination of these macro-economic and industry trends to increase demand for ECU and vinyl products.

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

•
risks, hazards and potential liabilities associated with manufacturing and transporting chemicals and building products, including, among others, explosions and fires, mechanical failures unscheduled downtime and related litigation;

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2015, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2014 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2014 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are involved in a number of contingencies incidental to the normal conduct of our business including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our financial statements; however, specific outcomes with respect to such contingencies may be material to the financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record- keeping violations. The Company has been negotiating a possible settlement of these matters with LDEQ. Based upon a communication from LDEQ in September 2014, the Company now believes this matter may require the payment of a monetary sanction in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its financial statements for any period.

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of March 31, 2015, approximately 2,615 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (1) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (2) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (3) the parties' respective litigation strategies; (4) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (5) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (6) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (7) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

During April 2015, the Company received a communication from the United States Environmental Protection Agency (the "EPA") related to, among other things, the EPA's investigation of the December 2012 and December 2013 fires that occurred at the Company's PHH VCM plant in Lake Charles, Louisiana, and the possible amount of the monetary sanction the Company may be required to pay related thereto. Based upon that communication, the Company believes this matter will require the payment of a monetary sanction by the Company in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its financial statements for any period.

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2014 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended March 31, 2015:

Period	Total Number Shares Purchased (1)	Average Price Paid Per Share
January 1 - January 31, 2015	-	$-
February 1 - February 28, 2015	12,348	$47.07
March 1 - March 31, 2015	911	$47.63

Total	13,259

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS
10.1
Credit Agreement, dated as of February 27, 2015, by and among Axiall Holdco, Inc., as the borrower, Barclays Bank PLC, as administrative agent, Wells Fargo Securities, LLC, as syndication agent, RBC Capital Markets, LLC, as documentation agent, and the other financial institutions party thereto as lenders, and Wells Fargo Securities LLC and RBC Capital Markets, LLC as joint lead arrangers and joint bookrunners, and Citigroup Global Markets, Inc., HSBC Securities (USA) Inc., PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc. as co-arrangers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 5, 2015, and incorporated herein by reference.)
10.2
Amendment No. 1 and Consent, dated as of April 21, 2015, to the Second Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among Axiall Corporation, Eagle Spinco, Inc., Royal Group, Inc., General Electric Capital Corporation, as administrative agent, and the other parties thereto.
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

AXIALL CORPORATION (Registrant)
Date: May 7, 2015	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2015	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)