Form 10-Q
period 2015-06-30
AXIALL CORP/DE/
filed 2015-08-07
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2015
Common Stock, $0.01 par value	70,572,027

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2015
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except share data)	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$131.4	$166.8
Receivables, net of allowance for doubtful accounts of $6.7 million at June 30, 2015 and $5.6 million at December 31, 2014	542.5	467.0
Inventories	383.2	353.7
Prepaid expenses and other	39.2	89.7
Deferred income taxes	32.0	28.0

Total current assets	1,128.3	1,105.2
Property, plant and equipment, net	1,641.4	1,665.7
Goodwill	1,735.2	1,741.0
Customer relationships, net	992.6	1,024.5
Other intangible assets, net	65.8	68.1
Other assets, net	70.7	69.8

Total assets	$5,634.0	$5,674.3

Liabilities and Equity:
Current portion of long-term debt	$2.5	$2.8
Accounts payable	302.6	295.5
Interest payable	15.2	15.2
Income taxes payable	4.6	3.1
Accrued compensation	38.4	33.6
Other accrued liabilities	109.9	133.9

Total current liabilities	473.2	484.1
Long-term debt, excluding the current portion of long-term debt	1,381.5	1,327.8
Lease financing obligation	88.2	94.2
Deferred income taxes	742.5	767.5
Pensions and other post-retirement benefits	242.4	250.5
Other non-current liabilities	151.6	161.2

Total liabilities	3,079.4	3,085.3

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at June 30, 2015 and December 31, 2014; issued and outstanding: 70,557,719 at June 30, 2015 and 70,196,116 at December 31, 2014	0.7	0.7
Additional paid-in capital	2,284.5	2,284.3
Retained earnings	257.0	269.8
Accumulated other comprehensive loss, net of tax	(93.1)	(73.7)

Total Axiall stockholders' equity	2,449.1	2,481.1
Noncontrolling interest	105.5	107.9

Total equity	2,554.6	2,589.0

Total liabilities and equity	$5,634.0	$5,674.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$1,058.4	$1,236.9	$2,006.0	$2,230.6
Operating costs and expenses:
Cost of sales	929.8	1,090.0	1,774.4	2,003.3
Selling, general and administrative expenses	81.2	79.0	162.5	152.6
Transaction-related costs and other, net	4.6	9.4	10.4	16.0
Long-lived asset impairment charges, net	-	0.1	0.3	0.7

Total operating costs and expenses	1,015.6	1,178.5	1,947.6	2,172.6

Operating income	42.8	58.4	58.4	58.0
Interest expense, net	(19.5)	(19.1)	(38.3)	(37.4)
Debt refinancing costs	-	-	(3.2)	-
Foreign exchange gain (loss)	(0.3)	(0.3)	(0.5)	0.1

Consolidated income before income taxes	23.0	39.0	16.4	20.7
Provision for income taxes	1.1	10.9	3.3	3.2

Consolidated net income	21.9	28.1	13.1	17.5
Less: net income attributable to noncontrolling interest	1.3	0.9	3.1	1.9

Net income attributable to Axiall	$20.6	$27.2	$10.0	$15.6

Earnings per share attributable to Axiall:
Basic	$0.29	$0.39	$0.14	$0.22
Diluted	$0.29	$0.38	$0.14	$0.22

Weighted average common shares outstanding:
Basic	70.4	70.0	70.3	70.0
Diluted	70.9	70.6	70.9	70.6

Dividends per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Consolidated net income	$21.9	$28.1	$13.1	$17.5
Less: net income attributable to noncontrolling interest	1.3	0.9	3.1	1.9

Net income attributable to Axiall	20.6	27.2	10.0	15.6

Other comprehensive income (loss):
Foreign currency translation adjustments	11.5	22.5	(23.5)	(1.9)
Derivative cash flow hedges	2.0	(0.3)	11.1	(0.6)
Pension and OPEB plan liability adjustments	(1.6)	(2.3)	(2.8)	(4.8)

Other comprehensive income (loss), before income taxes	11.9	19.9	(15.2)	(7.3)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	1.8	7.7	1.2	(2.6)

Other comprehensive income (loss), net of tax	10.1	12.2	(16.4)	(4.7)
Other comprehensive income (loss) attributable to noncontrolling interest, net of tax	1.7	2.3	3.0	(1.3)

Other comprehensive income (loss) attributable to Axiall, net of tax	8.4	9.9	(19.4)	(3.4)

Comprehensive income (loss), net of income taxes	32.0	40.3	(3.3)	12.8
Less: comprehensive income attributable to noncontrolling interest	3.0	3.2	6.1	0.6

Comprehensive income (loss) attributable to Axiall	$29.0	$37.1	$(9.4)	$12.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities:
Consolidated net income	$13.1	$17.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	89.8	86.8
Amortization	36.8	37.4
Long-lived asset impairment charges, net	0.3	0.7
Other	6.9	9.6
Deferred income taxes	(30.0)	(24.8)
Change in operating assets and liabilities	(80.7)	(111.0)

Net cash provided by operating activities	36.2	16.2

Cash flows from investing activities:
Capital expenditures	(77.5)	(87.7)
Acquisitions, net of cash acquired	-	(5.8)
Proceeds from sale of assets and other	9.0	1.7

Net cash used in investing activities	(68.5)	(91.8)

Cash flows from financing activities:
Borrowings on ABL revolver	-	148.9
Repayments on ABL revolver	-	(135.2)
Issuance of long-term debt	248.8	-
Long-term debt payments	(196.1)	(1.7)
Deferred acquisition payments	(10.0)	-
Lease financing obligation payment	-	(2.3)
Fees paid relating to financing activities	(3.5)	(0.6)
Dividends paid	(23.1)	(22.6)
Distribution to noncontrolling interest	(8.4)	(7.7)
Share-based compensation plan activity	(6.2)	(4.7)

Net cash provided by (used in) financing activities	1.5	(25.9)

Effect of exchange rate changes on cash and cash equivalents	(4.6)	(2.3)

Net change in cash and cash equivalents	(35.4)	(103.8)
Cash and cash equivalents at beginning of period	166.8	166.5

Cash and cash equivalents at end of period	$131.4	$62.7

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

Our financial condition as of, and our operating results for, the three and six month periods ended June 30, 2015 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2015 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications are of a normal recurring nature and did not impact the Company's operating income or consolidated net income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and six month periods ended June 30, 2015 from those disclosed in the 2014 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2015-11—Inventory (Topic 330). The amendments in this update apply to entities that measure inventory using the first-in, first-out or average cost methods. Under this guidance, such entities are required to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory valued using the last-in, first-out and the retail inventory methods. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05—Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this Update provide explicit guidance to companies about fees paid in cloud-based computing arrangements for various hosting services. Previous GAAP guidance did not include such explicit direction. Specifically, the Update stipulates that if a cloud-based computing arrangement includes a software license, the company should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud-based computing arrangement does not include a software license, the company should account for the arrangement as a service contract. The guidance does not change the accounting treatment for service contracts. However, all software licenses within the scope of this Update should be accounted for consistent with other licenses of intangible assets. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30). The amendments in this Update simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the accounting treatment for debt discounts. Previous GAAP guidance was different from International Financial Reporting Standards ("IFRS"), as issued by the International Accounting Standards Board, which requires transactions to be deducted from the carrying value of the financial liability and not recorded as a separate asset, and conflicted with other FASB standards, specifically FASB Concept Statement 6. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and do not expect a material impact to the presentation of our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810)-Amendments to the Consolidation Analysis to assist companies in evaluating whether certain legal entities should be consolidated. The ASU stipulates that all legal entities are subject to reevaluation under the revised consolidation model in the guidance. This Update reduces the number of consolidation models, simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity under certain circumstances based solely on its fee arrangement when certain criteria are met. This reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"). The Update changes the consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015. We are evaluating the amendments in this Update and have not yet determined the impact on our condensed consolidated financial statements.

In June 2014, FASB issued ASU 2014-12—Compensation-Stock Compensation (Topic 718). Under this Update: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), a performance target that affects vesting, and that could be achieved after the requisite service period, would be treated as a performance condition. GAAP did not address these issues. The Update states that a reporting entity should apply existing guidance in Topic 718 to account for awards with performance conditions that affect the vesting of such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. On July 9, 2015, the FASB voted to approve a one year deferral of the effective date of this ASU. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our condensed consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

3. INVENTORIES

As of June 30, 2015 and December 31, 2014, the major classes of inventories were as follows:

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$137.7	$125.8
Work-in-progress	5.3	4.8
Finished goods	240.2	223.1

Inventories	$383.2	$353.7

4. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Chemical manufacturing plants	$1,408.1	$1,398.5
Machinery and equipment	1,246.9	1,198.7
Buildings	197.3	202.8
Land and land improvements	178.2	185.7
Construction-in-progress	88.8	84.7

Property, plant and equipment, at cost	3,119.3	3,070.4
Less: accumulated depreciation	1,477.9	1,404.7

Property, plant and equipment, net	$1,641.4	$1,665.7

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Our intangible assets consist of goodwill, customer relationships, supply contracts, technology and trade names. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including, but not limited to, customer relationships, supply contracts, technology and trade names) acquired and liabilities assumed under acquisition accounting for business combinations.

Goodwill.    As of June 30, 2015, we have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit. The following table provides the detail of the changes made to goodwill during the six months ended June 30, 2015.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Accumulated impairment losses	(59.6)	(150.4)	(210.0)

Net goodwill at December 31, 2014	$1,731.2	$9.8	$1,741.0

Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Foreign currency translation adjustment	(5.8)	-	(5.8)

Gross goodwill at June 30, 2015	1,785.0	160.2	1,945.2
Accumulated impairment losses	(59.6)	(150.4)	(210.0)

Net goodwill at June 30, 2015	$1,725.4	$9.8	$1,735.2

Indefinite-lived intangible assets.    As of June 30, 2015 and December 31, 2014, our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $5.9 million and $6.0 million, respectively, net of cumulative translation adjustment.

Definite-lived intangible assets.    As of June 30, 2015 and December 31, 2014, we had definite-lived intangible assets related to: (i) customer relationships, supply contracts, technology and trade names in our chlorovinyls segment; and (ii) customer relationships and technology in our building products segment. The following table provides the definite-lived intangible assets, by reportable segment, as of June 30, 2015 and December 31, 2014.

	Chlorovinyls		Building Products		Total
(In millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross carrying amounts:
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Technology	14.9	14.9	17.4	17.4	32.3	32.3
Trade names	6.0	6.0	-	-	6.0	6.0

Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated impairment charges:
Customer relationships	(2.9)	(2.6)	-	-	(2.9)	(2.6)

Total	(2.9)	(2.6)	-	-	(2.9)	(2.6)
Accumulated amortization:
Customer relationships	(151.9)	(121.1)	(12.9)	(12.1)	(164.8)	(133.2)
Supply contracts	(5.1)	(4.1)	-	-	(5.1)	(4.1)
Technology	(1.6)	(1.3)	(13.4)	(12.7)	(15.0)	(14.0)
Trade names	(0.9)	(0.7)	-	-	(0.9)	(0.7)

Total	(159.5)	(127.2)	(26.3)	(24.8)	(185.8)	(152.0)
Foreign currency translation adjustment:
Customer relationships	(14.2)	(14.2)	-	-	(14.2)	(14.2)

Total	(14.2)	(14.2)	-	-	(14.2)	(14.2)
Net carrying amounts:
Customer relationships	973.3	1,004.4	19.3	20.1	992.6	1,024.5
Supply contracts	37.5	38.5	-	-	37.5	38.5
Technology	13.3	13.6	4.0	4.7	17.3	18.3
Trade names	5.1	5.3	-	-	5.1	5.3

Total	$1,029.2	$1,061.8	$23.3	$24.8	$1,052.5	$1,086.6

The weighted average estimated useful lives remaining for customer relationships, supply contracts, technology and definite-lived trade names are approximately 16 years, 18 years, 16 years and 15 years, respectively, as of June 30, 2015. Amortization expense for the definite-lived intangible assets was $16.7 million and $16.8 million for the three months ended June 30, 2015 and 2014, respectively, and $33.3 million and $33.6 million for the six months ended June 30, 2015 and 2014, respectively. The estimated annual amortization expense for definite-lived intangible assets for the next five fiscal years is approximately $66.4 million per year.

Valuation of Goodwill and Indefinite-Lived Intangible Assets.    The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization. During the quarter ended June 30, 2015 we determined there were circumstances that required us to perform an interim impairment test in our reporting units that carry goodwill and indefinite-lived intangible assets. These factors include, but are not limited to the operating results during the six months ended June 30, 2015, the sustained deterioration of our industry market conditions and the resulting decline in our market capitalization.

Impairment testing for goodwill is a two-step test performed at the reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses and market multiple analyses in estimating fair value. The weighting of the discounted cash flow and market approaches vary by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our business units. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired, may become impaired in the future. Based on our analysis, the estimated fair values of our compound and siding, reporting units exceeded the carrying values in each respective unit by more than 10 percent. The estimated fair value of our chlor-alkali and derivatives unit exceeded its carrying value at an amount that was less than 10 percent. Management does not believe the reporting unit is impaired and has not recorded an impairment charge. Management will continue to monitor the reporting unit for any future indicators of impairment.

6. OTHER ASSETS, NET

As of June 30, 2015 and December 31, 2014, other assets, net of accumulated amortization, consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Deferred financing costs, net	$24.3	$26.2
Deferred income taxes	21.1	21.1
Advances to and investments in joint ventures, net	18.6	14.7
Other	6.7	7.8

Total other assets, net	$70.7	$69.8

7. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of June 30, 2015 and December 31, 2014, our long-term debt consisted of the following:

(In millions)	Maturity Date	June 30, 2015	December 31, 2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.8 million at June 30, 2015)	February 27, 2022	246.0	-
ABL Revolver	December 17, 2019	-	-

Total debt		1,384.0	1,330.6
Less: current portion of long-term debt		(2.5)	(2.8)

Long-term debt, net		$1,381.5	$1,327.8

4.625 Notes

Axiall Corporation and certain of its subsidiaries guarantee $688.0 million in aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc. ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Axiall Corporation and by its existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of June 30, 2015, outstanding borrowings under the Company's New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

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

As of June 30, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at June 30, 2015 was approximately $489.4 million, net of outstanding letters of credit totaling $82.0 million.

As of June 30, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of June 30, 2015 and December 31, 2014, we had a lease financing obligation of $88.2 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of June 30, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $88.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2015 are $2.6 million in 2015, $5.1 million in 2016, and $1.3 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of June 30, 2015.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our New Term Loan Facility is based on present rates for indebtedness with similar amounts, durations and credit risk. Our commodity purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 5 of the notes to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$675.1	$688.0	$651.9
4.875 Notes	$450.0	$436.8	$450.0	$426.7
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	$-	$-	$192.6	$194.4
Term Loan (net of debt issuance costs and discounts totaling $2.8 million at June 30, 2015)	$246.0	$250.9	$-	$-
Derivative instruments:
Commodity purchase contracts	$(3.4)	$(3.4)	$(12.9)	$(12.9)

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

We also enter into derivative financial instruments that are designed to hedge risks but are not designated as hedging instruments. Changes in the fair values of these non-designated hedging instruments are adjusted to fair values through earnings in our consolidated statements of operations.

We formally document hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking derivative financial instruments that are designated as cash flow hedges to specific assets or liabilities on the consolidated balance sheets or linking derivatives to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative is expired, sold, terminated, exercised, discontinued, or otherwise settled because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge derivative financial instrument.

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

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of June 30, 2015, approximately 2,615 individuals had filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or estimable. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (iii) the parties' respective litigation strategies; (iv) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (v) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (vi) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vii) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

Environmental Remediation.    Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have incurred and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws and regulations.

As of June 30, 2015 and December 31, 2014, we had reserves for environmental contingencies totaling approximately $48 million and $54 million, respectively, of which approximately $6 million and $12 million, respectively, were classified as current liabilities. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

    •
    We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality ("LDEQ") and various other parties for the environmental remediation of a portion of the Bayou d'Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of June 30, 2015 and December 31, 2014, we have reserved approximately $10 million and $18 million, respectively, for the costs associated with this matter.

    •
    As of June 30, 2015 and December 31, 2014, we had reserved approximately $15 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

    •
    As of June 30, 2015 and December 31, 2014, we had reserved approximately $15 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the "Natrium Facility"). The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

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

10. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and/or contributes to pension plans ("Pension Plans") and other post-retirement benefit ("OPEB") plans covering many of our United States employees, in whole or in part based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of post-retirement arrangements outside the United States, namely in Canada and Taiwan.

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

Components of net periodic benefit income for the three months ended June 30, 2015 and 2014 includes the following:

	Pensions Three Months Ended June 30,		OPEB Benefits Three Months Ended June 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit income:
Interest cost	$(7.7)	$(7.9)	$(1.1)	$(1.1)
Service cost	(1.1)	(0.9)	(0.2)	(0.2)
Expected return on assets	11.4	11.8	-	-
Amortization of:
Prior service credit	-	-	2.3	2.2
Actuarial gain (loss)	(0.7)	0.1	-	-

Total net periodic benefit income	$1.9	$3.1	$1.0	$0.9

Components of net periodic benefit income for the six months ended June 30, 2015 and 2014 includes the following:

	Pensions Six Months Ended June 30,		OPEB Benefits Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit income:
Interest cost	$(15.4)	$(15.8)	$(2.2)	$(2.2)
Service cost	(2.2)	(1.8)	(0.4)	(0.4)
Expected return on assets	22.8	23.6	-	-
Amortization of:
Prior service credit	-	-	4.6	4.6
Actuarial gain (loss)	(1.4)	0.2	-	-

Total net periodic benefit income	$3.8	$6.2	$2.0	$2.0

Contributions

There were no significant contributions to the pension plan trusts during the three and six months ended June 30, 2015 and 2014. We estimate that we will make payments of approximately $1.9 million for benefit payments and contributions related to our Pension Plans and $8.9 million for benefit payments related to OPEB plans for the year ending December 31, 2015.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.4 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $7.3 million and $7.5 million during the six months ended June 30, 2015 and 2014, respectively.

11. SHARE-BASED COMPENSATION

We have granted various types of share-based payment awards to participants in the form of time based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock option grants. The key terms of our RSUs, PRSUs and our stock option grants, including all financial disclosures, are set forth in our 2014 Annual Report.

Time-based Restricted Stock Units and Performance-based Restricted Stock Units

In May 2015, we granted PRSUs to our executive officers, for which the number of shares ultimately earned depends on our Company's relative total shareholder return ("TSR"), as compared to a group of peer companies. The number of shares of our common stock to be awarded in connection with the vesting of those PRSUs ranges from 0 percent to 200 percent, with the percentage to be used in such vesting calculation based on the TSR performance metric. All of those PRSUs are expected to vest on the third anniversary of the grant date. Also, in May 2015, we granted PRSUs to certain of our executive officers, for which the vesting depends on the Company having a positive Adjusted EBITDA for the prescribed performance period. Those PRSUs are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date. In addition, in May 2015, we granted RSUs to certain of our executive officers and non-officer employees, the majority of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, and for which there is no performance metric.

Share-based Compensation Expense

Information regarding our share-based compensation expense for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Share-based compensation expense	$3.8	$4.3	$7.7	$7.1
Income tax provision related to share-based compensation expense	(1.1)	(1.5)	(2.4)	(2.5)

After tax share-based compensation expense	$2.7	$2.8	$5.3	$4.6

12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes: (i) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; (ii) unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) equity investee's other comprehensive income or loss items; and (iv) adjustments to pension and OPEB plan liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, as of June 30, 2015 and December 31, 2014, and changes within those periods are as follows:

(In millions)	Foreign Currency Items	Derivative Cash Flow Hedges	Accrued Pension and OPEB Plan Liabilities	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(20.4)	$(8.3)	$(45.0)	$(73.7)

Other comprehensive income (loss) before reclassifications	(24.6)	1.5	0.3	(22.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	5.4	(2.0)	3.4

Net current period other comprehensive income (loss)	(24.6)	6.9	(1.7)	(19.4)

Balance at June 30, 2015	$(45.0)	$(1.4)	$(46.7)	$(93.1)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect: (i) changes in foreign currency translation adjustments; (ii) the unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) changes in equity investee's other comprehensive income or loss;

and (iv) adjustments to pension and OPEB plan liabilities. The components of other comprehensive income (loss) for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Change in foreign currency translation adjustment:
Foreign currency translation adjustments	$11.5	$22.5	$(23.5)	$(1.9)
Tax expense (benefit)	1.7	8.7	(1.9)	(0.6)

Foreign currency translation adjustments, net of tax	$9.8	$13.8	$(21.6)	$(1.3)

Change in derivative cash flow hedges:
Commodity hedge contracts	$2.0	$(0.1)	$7.2	$(0.1)
Equity interest in investee's other comprehensive income (loss)	-	(0.2)	3.9	(0.5)

Pre-tax amount	2.0	(0.3)	11.1	(0.6)
Tax expense (benefit)	0.7	(0.1)	4.2	(0.2)

Derivative cash flow hedges, net of tax	$1.3	$(0.2)	$6.9	$(0.4)

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.6)	$(2.3)	$(3.2)	$(4.8)
Other pension and OPEB plan adjustments	-	-	0.4	-

Pre-tax amount	(1.6)	(2.3)	(2.8)	(4.8)
Tax benefit	(0.6)	(0.9)	(1.1)	(1.8)

Pension and OPEB liability adjustments, net of tax	$(1.0)	$(1.4)	$(1.7)	$(3.0)

Other comprehensive income (loss), before income taxes	$11.9	$19.9	$(15.2)	$(7.3)
Tax expense (benefit) for the period	1.8	7.7	1.2	(2.6)

Other comprehensive income (loss), net of tax	$10.1	$12.2	$(16.4)	$(4.7)

The components of other comprehensive income (loss) that have been reclassified during the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2015	2014	2015	2014
Details about other comprehensive loss components:
Change in derivative cash flow hedges:
Loss on derivative cash flow hedges	$(1.3)	$-	$(8.7)	$-	Cost of sales
Tax benefit	(0.5)	-	(3.3)	-	Provision for income taxes

Reclassifications for the period, net of tax	$(0.8)	$-	$(5.4)	$-

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.6)	$(2.3)	$(3.2)	$(4.8)	Cost of sales and selling, general and administrative expenses
Tax benefit	(0.6)	(0.9)	(1.2)	(1.8)	Provision for income taxes

Reclassifications for the period, net of tax	$(1.0)	$(1.4)	$(2.0)	$(3.0)

13. INCOME TAXES

Our effective income tax rates for the three and six months ended June 30, 2015 were 4.9 percent and 20.3 percent, respectively, compared to our effective income tax rates of 27.9 percent and 15.3 percent, respectively, for the three and six months ended June 30, 2014. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete income tax items for each respective period. The effective income tax rates for the three and six months ended June 30, 2015 were lower than the United States statutory federal income tax rate primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities. The effective income tax rates for the three and six months ended June 30, 2014 were lower than the United States statutory federal income tax rate primarily due to various permanent differences including deductions for manufacturing activities and the cumulative $3.5 million favorable impact of changes in uncertain tax positions.

14. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, we have a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall's future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of June 30, 2015, our future commitment under the take-or-pay arrangement approximates $173.6 million in the aggregate, with purchases during the three and six months ended June 30, 2015 totaling $6.4 million and $12.9 million, respectively, compared to purchases of $6.2 million and $12.4 million during the three and six months ended June 30, 2014, respectively.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of June 30, 2015 and December 31, 2014.

(In millions)	June 30, 2015	December 31, 2014
Investment in and net advances to RS Cogen	$8.8	$4.6
Supply contracts	37.5	38.5

Maximum exposure to loss	$46.3	$43.1

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

	Six Months Ended June 30,
(In millions)	2015	2014
Noncontrolling interest—beginning of period	$107.9	$119.4
Net income attributable to noncontrolling interest	3.1	1.9
Other comprehensive income (loss) attributable to noncontrolling interest	3.0	(1.3)
Distribution to noncontrolling interest	(8.4)	(7.7)
Other	(0.1)	-

Noncontrolling interest—end of period	$105.5	$112.3

15. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, HCL and compound products (vinyl compounds, compound additives and plasticizers)). Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding, exterior accessories, pipe and pipe fittings. Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for (benefit from) income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income to consolidated income before income taxes for the three and six month periods ended June 30, 2015 and 2014 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended June 30, 2015
Net sales	$666.1	$250.3	$142.0	$-	$1,058.4
Intersegment revenues	61.1	-	-	(61.1)	-

Total net sales	$727.2	250.3	142.0	(61.1)	$1,058.4

Operating income	$37.8	22.6	0.4	(18.0)	$42.8
Interest expense, net					(19.5)
Foreign exchange loss					(0.3)

Consolidated income before income taxes					$23.0

Three Months Ended June 30, 2014
Net sales	$777.9	$243.8	$215.2	$-	$1,236.9
Intersegment revenues	67.8	-	-	(67.8)	-

Total net sales	$845.7	243.8	215.2	(67.8)	$1,236.9

Operating income (loss)	$66.6	14.2	(7.4)	(15.0)	$58.4
Interest expense, net					(19.1)
Foreign exchange loss					(0.3)

Consolidated income before income taxes					$39.0

Six Months Ended June 30, 2015

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Six Months Ended June 30, 2015
Net sales	$1,314.5	$416.7	$274.8	$-	$2,006.0
Intersegment revenues	117.2	-	-	(117.2)	-

Total net sales	$1,431.7	416.7	274.8	(117.2)	$2,006.0

Operating income	$81.6	12.3	0.7	(36.2)	$58.4
Interest expense, net					(38.3)
Debt refinancing costs					(3.2)
Foreign exchange loss					(0.5)

Consolidated income before income taxes					$16.4

Six Months Ended June 30, 2014
Net sales	$1,460.1	$398.5	$372.0	$-	$2,230.6
Intersegment revenues	119.7	-	-	(119.7)	-

Total net sales	$1,579.8	398.5	372.0	(119.7)	$2,230.6

Operating income (loss)	$89.9	3.4	(2.9)	(32.4)	$58.0
Interest expense, net					(37.4)
Foreign exchange gain					0.1

Consolidated income before income taxes					$20.7

16. GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100-percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Spinco and the Term Loan Credit Agreement under which Axiall Holdco is the borrower, as described in Note 7 of the notes to the unaudited condensed consolidated financial statements, are guaranteed by each of Axiall Corporation's 100-percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under the 4.625 Notes issued by Spinco, and the Term Loan Credit Agreement.

As of June 30, 2015, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Noteco, Inc., Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the "Guarantor Subsidiaries") and Spinco. As of June 30, 2015, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries. Royal Mouldings Limited and Exterior Portfolio, LLC, entities that previously were identified as Guarantor Subsidiaries, were merged into Royal Building Products

(USA) Inc., another of the Guarantor Subsidiaries, during the quarter ended June 30, 2015, and Royal Building Products (USA) Inc. was the surviving entity in those mergers.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100-percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note 7 of the notes to the unaudited condensed consolidated financial statements, there are no restrictions on the ability of Axiall Corporation, Spinco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100-percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the guarantor financial statements reflect investments in 100-percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the "Non-Guarantor Subsidiaries") is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present the (i) guarantor condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, (ii) guarantor condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and (iii) guarantor condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (which excludes Spinco), the Guarantor Subsidiaries, including Spinco (which also includes entries necessary to eliminate Spinco's investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries.

AXIALL CORPORATION
Guarantor Condensed Consolidating Balance Sheet
As of June 30, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$81.1	$81.1	$50.3	$-	$131.4
Receivables, net of allowance for doubtful accounts	378.5	-	818.5	791.4	106.4	(733.8)	542.5
Inventories	-	-	277.5	277.5	105.7	-	383.2
Prepaid expenses and other	0.9	-	30.7	30.7	8.0	(0.4)	39.2
Deferred income taxes	3.1	0.6	28.9	28.9	-	-	32.0

Total current assets	382.5	0.6	1,236.7	1,209.6	270.4	(734.2)	1,128.3
Property, plant and equipment, net	11.5	-	1,366.8	1,366.8	263.1	-	1,641.4
Long-term receivables—affiliates	900.0	-	-	-	-	(900.0)	-
Goodwill	-	-	1,493.7	1,493.7	241.5	-	1,735.2
Customer relationships, net	-	-	850.5	850.5	142.1	-	992.6
Other intangible assets, net	-	-	65.5	65.5	0.3	-	65.8
Other assets, net	16.3	10.5	39.0	49.4	5.0	-	70.7
Investment in subsidiaries	2,004.8	2,846.0	580.7	580.7	-	(2,585.5)	-

Total assets	$3,315.1	$2,857.1	$5,632.9	$5,616.2	$922.4	$(4,219.7)	$5,634.0

Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	349.3	405.6	253.8	632.2	54.9	(733.8)	302.6
Interest payable	3.1	12.1	-	12.1	-	-	15.2
Income taxes payable	-	-	3.3	3.3	1.7	(0.4)	4.6
Accrued compensation	-	-	27.9	27.9	10.5	-	38.4
Other accrued liabilities	15.1	-	62.5	62.5	32.3	-	109.9

Total current liabilities	367.5	417.7	350.0	740.5	99.4	(734.2)	473.2
Long-term debt, excluding the current portion of long-term debt	450.0	688.0	243.5	931.5	-	-	1,381.5
Long-term payables—affiliates	-	900.0	-	900.0	-	(900.0)	-
Lease financing obligation	-	-	-	-	88.2	-	88.2
Deferred income taxes	16.2	-	690.7	690.1	36.2	-	742.5
Pension and other post-retirement benefits	4.1	-	228.1	228.1	10.2	-	242.4
Other non-current liabilities	28.2	-	121.8	121.8	9.8	(8.2)	151.6

Total liabilities	866.0	2,005.7	1,634.1	3,612.0	243.8	(1,642.4)	3,079.4
Equity:
Total Axiall stockholders' equity	2,449.1	851.4	3,998.8	2,004.2	573.1	(2,577.3)	2,449.1
Noncontrolling interest	-	-	-	-	105.5	-	105.5

Total equity	2,449.1	851.4	3,998.8	2,004.2	678.6	(2,577.3)	2,554.6

Total liabilities and equity	$3,315.1	$2,857.1	$5,632.9	$5,616.2	$922.4	$(4,219.7)	$5,634.0

 AXIALL CORPORATION
Guarantor Condensed Consolidating Balance Sheet
As of December 31, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$78.2	$78.2	$88.6	$-	$166.8
Receivables, net of allowance for doubtful accounts	162.8	-	509.7	493.9	71.4	(261.1)	467.0
Inventories	-	-	257.0	257.0	96.7	-	353.7
Prepaid expenses and other	0.1	-	83.0	83.0	6.6	-	89.7
Deferred income taxes	3.1	-	24.9	24.9	-	-	28.0

Total current assets	166.0	-	952.8	937.0	263.3	(261.1)	1,105.2
Property, plant and equipment, net	12.0	-	1,367.7	1,367.7	286.0	-	1,665.7
Long-term receivables—affiliates	1,292.9	-	-	-	-	(1,292.9)	-
Goodwill	-	-	1,493.7	1,493.7	247.3	-	1,741.0
Customer relationships, net	-	-	877.9	877.9	146.6	-	1,024.5
Other intangible assets, net	-	-	67.8	67.8	0.3	-	68.1
Other assets, net	17.0	12.4	31.7	44.0	9.4	(0.6)	69.8
Investment in subsidiaries	1,682.7	2,831.2	290.5	290.5	-	(1,973.2)	-

Total assets	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	97.2	178.6	249.8	412.5	46.9	(261.1)	295.5
Interest payable	3.0	12.2	-	12.2	-	-	15.2
Income taxes payable	-	-	0.9	0.9	2.2	-	3.1
Accrued compensation	-	-	25.3	25.3	8.3	-	33.6
Other accrued liabilities	14.3	-	90.3	90.3	29.3	-	133.9

Total current liabilities	114.5	193.6	366.3	544.0	86.7	(261.1)	484.1
Long-term debt, excluding the current portion of long-term debt	450.0	877.8	-	877.8	-	-	1,327.8
Long-term payables—affiliates	-	900.0	-	900.0	392.9	(1,292.9)	-
Lease financing obligation	-	-	-	-	94.2	-	94.2
Deferred income taxes	10.0	-	720.4	720.4	37.7	(0.6)	767.5
Pension and other post-retirement benefits	4.4	-	235.7	235.7	10.4	-	250.5
Other non-current liabilities	110.6	-	118.7	118.7	9.0	(77.1)	161.2

Total liabilities	689.5	1,971.4	1,441.1	3,396.6	630.9	(1,631.7)	3,085.3
Equity:
Total Axiall stockholders' equity	2,481.1	872.2	3,641.0	1,682.0	214.1	(1,896.1)	2,481.1
Noncontrolling interest	-	-	-	-	107.9	-	107.9

Total equity	2,481.1	872.2	3,641.0	1,682.0	322.0	(1,896.1)	2,589.0

Total liabilities and equity	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$911.7	$911.7	$202.3	$(55.6)	$1,058.4
Operating costs and expenses:
Cost of sales	-	-	822.9	822.9	162.5	(55.6)	929.8
Selling, general and administrative expenses	13.9	-	46.3	46.3	21.0	-	81.2
Transaction-related costs and other, net	2.5	-	2.1	2.1	-	-	4.6

Total operating costs and expenses	16.4	-	871.3	871.3	183.5	(55.6)	1,015.6

Operating income (loss)	(16.4)	-	40.4	40.4	18.8	-	42.8
Other income (expense):
Interest income (expense), net	4.5	(19.8)	(2.3)	(22.2)	(1.8)	-	(19.5)
Foreign exchange loss	-	-	-	-	(0.3)	-	(0.3)
Equity in income (loss) of subsidiaries	32.5	(5.2)	15.2	15.2	-	(47.7)	-

Income (loss) before income taxes	20.6	(25.0)	53.3	33.4	16.7	(47.7)	23.0
Provision for income taxes	-	0.4	0.6	0.9	0.2	-	1.1

Consolidated net income (loss)	20.6	(25.4)	52.7	32.5	16.5	(47.7)	21.9
Less: net income attributable to noncontrolling interest	-	-	-	-	1.3	-	1.3

Net income (loss) attributable to Axiall	$20.6	$(25.4)	$52.7	$32.5	$15.2	$(47.7)	$20.6

Comprehensive income (loss) attributable to Axiall	$29.0	$(15.7)	$61.1	$40.9	$25.0	$(65.9)	$29.0

 AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,087.6	$1,087.6	$215.3	$(66.0)	$1,236.9
Operating costs and expenses:
Cost of sales	-	-	981.4	981.4	174.6	(66.0)	1,090.0
Selling, general and administrative expenses	10.2	-	47.6	47.6	21.2	-	79.0
Transaction-related costs and other, net	4.4	-	3.9	3.9	1.1	-	9.4
Long-lived asset impairment charges, net	-	-	0.1	0.1	-	-	0.1

Total operating costs and expenses	14.6	-	1,033.0	1,033.0	196.9	(66.0)	1,178.5

Operating income (loss)	(14.6)	-	54.6	54.6	18.4	-	58.4
Other income (expense):
Interest income (expense), net	7.8	(21.8)	0.4	(21.6)	(5.3)	-	(19.1)
Foreign exchange loss	-	-	(0.1)	(0.1)	(0.2)	-	(0.3)
Equity in income (loss) of subsidiaries	32.4	(8.4)	5.5	5.5	-	(37.9)	-

Income (loss) before income taxes	25.6	(30.2)	60.4	38.4	12.9	(37.9)	39.0
Provision for (benefit from) income taxes	(1.6)	(5.3)	14.6	9.3	3.2	-	10.9

Consolidated net income (loss)	27.2	(24.9)	45.8	29.1	9.7	(37.9)	28.1
Less: net income attributable to noncontrolling interest	-	-	-	-	0.9	-	0.9

Net income (loss) attributable to Axiall	$27.2	$(24.9)	$45.8	$29.1	$8.8	$(37.9)	$27.2

Comprehensive income (loss) attributable to Axiall	$37.1	$(20.8)	$49.6	$33.1	$14.1	$(47.2)	$37.1

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,767.7	$1,767.7	$342.2	$(103.9)	$2,006.0
Operating costs and expenses:
Cost of sales	-	-	1,592.7	1,592.7	285.6	(103.9)	1,774.4
Selling, general and administrative expenses	26.3	-	95.6	95.6	40.6	-	162.5
Transaction-related costs and other, net	6.5	-	3.1	3.1	0.8	-	10.4
Long-lived asset impairment charges, net	-	-	-	-	0.3	-	0.3

Total operating costs and expenses	32.8	-	1,691.4	1,691.4	327.3	(103.9)	1,947.6

Operating income (loss)	(32.8)	-	76.3	76.3	14.9	-	58.4
Other income (expense):
Interest income (expense), net	10.5	(40.7)	(2.8)	(43.5)	(5.3)	-	(38.3)
Foreign exchange loss	-	-	(0.2)	(0.2)	(0.3)	-	(0.5)
Loss on redemption and other debt costs	-	(0.1)	(3.1)	(3.2)	-	-	(3.2)
Equity in income (loss) of subsidiaries	29.5	(12.1)	10.7	10.7	-	(40.2)	-

Income (loss) before income taxes	7.2	(52.9)	80.9	40.1	9.3	(40.2)	16.4
Provision for (benefit from) income taxes	(2.8)	(5.2)	10.2	5.0	1.1	-	3.3

Consolidated net income (loss)	10.0	(47.7)	70.7	35.1	8.2	(40.2)	13.1
Less: net income attributable to noncontrolling interest	-	-	-	-	3.1	-	3.1

Net income (loss) attributable to Axiall	$10.0	$(47.7)	$70.7	$35.1	$5.1	$(40.2)	$10.0

Comprehensive income (loss) attributable to Axiall	$(9.4)	$(22.6)	$49.1	$13.5	$(31.9)	$18.4	$(9.4)

 AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,992.2	$1,992.2	$358.6	$(120.2)	$2,230.6
Operating costs and expenses:
Cost of sales	-	-	1,826.3	1,826.3	297.2	(120.2)	2,003.3
Selling, general and administrative expenses	21.2	-	90.5	90.5	40.9	-	152.6
Transaction related costs and other, net	9.0	-	5.4	5.4	1.6	-	16.0
Long-lived asset impairment charges, net	-	-	0.6	0.6	0.1	-	0.7

Total operating costs and expenses	30.2	-	1,922.8	1,922.8	339.8	(120.2)	2,172.6

Operating income (loss)	(30.2)	-	69.4	69.4	18.8	-	58.0
Other income (expense):
Interest income (expense), net	15.5	(43.3)	1.0	(42.3)	(10.6)	-	(37.4)
Foreign exchange gain (loss)	-	-	(0.1)	(0.1)	0.2	-	0.1
Equity in income (loss) of subsidiaries	26.4	(36.6)	8.6	8.6	-	(35.0)	-

Income (loss) before income taxes	11.7	(79.9)	78.9	35.6	8.4	(35.0)	20.7
Provision for (benefit from) income taxes	(3.9)	(11.5)	16.6	5.1	2.0	-	3.2

Consolidated net income (loss)	15.6	(68.4)	62.3	30.5	6.4	(35.0)	17.5
Less: net income attributable to noncontrolling interest	-	-	-	-	1.9	-	1.9

Net income (loss) attributable to Axiall	$15.6	$(68.4)	$62.3	$30.5	$4.5	$(35.0)	$15.6

Comprehensive income (loss) attributable to Axiall	$12.2	$(108.9)	$22.1	$(9.6)	$5.2	$4.4	$12.2

AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$40.0	$10.1	$28.8	$28.8	$(9.9)	$(22.7)	$36.2

Cash flows from investing activities:
Capital expenditures	(0.4)	-	(70.9)	(70.9)	(6.2)	-	(77.5)
Proceeds from the sale of assets and other	-	-	5.6	5.6	3.4	-	9.0

Net cash used in investing activities	(0.4)	-	(65.3)	(65.3)	(2.8)	-	(68.5)
Cash flows from financing activities:
Issuance of long-term debt	-	-	248.8	248.8	-	-	248.8
Long-term debt payments	-	(194.4)	(1.7)	(196.1)	-	-	(196.1)
Intercompany financing	-	194.4	(194.4)	-	-	-	-
Fees paid relating to financing activities	(0.3)	-	(3.2)	(3.2)	-	-	(3.5)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Dividends paid	(23.1)	-	-	-	-	-	(23.1)
Distribution to noncontrolling interest	-	-	-	-	(8.4)	-	(8.4)
Share-based compensation plan activity	(6.2)	-	-	-	-	-	(6.2)
Distribution to affiliate	-	(10.1)	(10.1)	(10.1)	(12.6)	22.7	-

Net cash provided by (used in) financing activities	(39.6)	(10.1)	39.4	39.4	(21.0)	22.7	1.5
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(4.6)	-	(4.6)

Net change in cash and cash equivalents	-	-	2.9	2.9	(38.3)	-	(35.4)
Cash and cash equivalents at beginning of period	-	-	78.2	78.2	88.6	-	166.8

Cash and cash equivalents at end of period	$-	$-	$81.1	$81.1	$50.3	$-	$131.4

 AXIALL CORPORATION
Guarantor Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net cash provided by (used in) operating activities	$17.1	$10.6	$42.6	$44.0	$(24.1)	$(20.8)	$16.2

Cash flows from investing activities:
Capital expenditures	(3.4)	-	(74.1)	(74.1)	(10.2)	-	(87.7)
Acquisitions, net of cash acquired	-	-	(5.8)	(5.8)	-	-	(5.8)
Proceeds from sale of assets and other	-	-	1.5	1.5	0.2	-	1.7

Net cash used in investing activities	(3.4)	-	(78.4)	(78.4)	(10.0)	-	(91.8)
Cash flows from financing activities:
Borrowings on ABL revolver	148.9	-	-	-	-	-	148.9
Repayments on ABL revolver	(135.2)	-	-	-	-	-	(135.2)
Long-term debt payments	-	(1.4)	(0.3)	(1.7)	-	-	(1.7)
Lease financing obligation payment	-	-	-	-	(2.3)	-	(2.3)
Make-whole and other fees paid related to financing activities	(0.3)	-	(0.3)	(0.3)	-	-	(0.6)
Dividends paid	(22.6)	-	-	-	-	-	(22.6)
Distribution to noncontrolling interest	-	-	-	-	(7.7)	-	(7.7)
Share-based compensation plan activity	(4.5)	-	(0.2)	(0.2)	-	-	(4.7)
Distribution to affiliate	-	(9.2)	(9.2)	(9.2)	(11.6)	20.8	-

Net cash used in financing activities	(13.7)	(10.6)	(10.0)	(11.4)	(21.6)	20.8	(25.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(2.3)	-	(2.3)

Net change in cash and cash equivalents	-	-	(45.8)	(45.8)	(58.0)	-	(103.8)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5

Cash and cash equivalents at end of period	$-	$-	$31.1	$31.1	$31.6	$-	$62.7

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

Joint Venture with Lotte Chemical

On June 17, 2015, Eagle US 2 LLC ("Eagle"), a wholly owned subsidiary of the Company, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation ("Lotte") related to the formation of LACC, LLC (the "JV Company"), which is a joint venture between Eagle and Lotte to design, build and operate a 1.0 million metric tons per annum ethane cracker in Louisiana (the "Plant"). Pursuant to a contribution and subscription agreement, dated as of June 17, 2015, between the Company, Eagle and the JV Company, Eagle has agreed to make a maximum capital commitment to the JV Company of up to $225 million to fund the construction costs of the Plant, subject to certain conditions, including the boards of directors of both the Company and Lotte reaching a final investment decision with respect to the construction of the Plant. Eagle's investment is expected to represent approximately 10 percent of the interests of the JV Company. Eagle and Lotte also entered into a call option agreement, dated as of June 17, 2015, pursuant to which Eagle has the right, but not the obligation, until the third anniversary of the substantial completion of the Plant, to acquire up to 50 percent of the interests of the JV Company from Lotte. If the boards of directors of both the Company and Lotte reach a final investment decision prior to the end of 2015 with respect to the construction of the Plant, the Plant's anticipated start-up date would be the end of 2018.

Portfolio Initiatives

The Company has initiated a strategic review of its building products business, to include the possible sale of all or part of that business. The Company has engaged financial advisors to assist the Company with this effort, but has not established a timeline for completion of the strategic review.

The Company's previously announced process to divest its Aromatics business continues on schedule. The Company expects to announce the outcome of that process late in the third quarter or early in the fourth quarter of 2015.

Consolidated Overview

For the three months ended June 30, 2015, net sales totaled $1,058.4 million, a decrease of 14 percent compared to $1,236.9 million for the three months ended June 30, 2014. Operating income was $42.8 million and $58.4 million for the three months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA was $107.5 million for the three months ended June 30, 2015 compared to $128.1 million for the three months ended June 30, 2014. In addition, the Company reported net income attributable to Axiall of $20.6 million, or $0.29 per diluted share for the three months ended June 30, 2015, compared to net income attributable to Axiall of $27.2 million, or $0.38 per diluted share for the three months ended June 30, 2014. Adjusted Net Income was $23.6 million and Adjusted

Earnings Per Share was $0.33 for the three months ended June 30, 2015, compared to Adjusted Net Income of $33.5 million and Adjusted Earnings Per Share of $0.48 for the three months ended June 30, 2014. See Reconciliation of Non-GAAP Financial Measures included in this Quarterly Report on Form 10-Q.

The decrease in net sales for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to: (i) a $111.8 million decrease in the net sales of our chlorovinyls segment due to lower polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM") and chlorinated derivatives sales prices, as well as lower electrochemical unit ("ECU") values, especially with respect to caustic soda pricing, and lower sales volumes due in part to unplanned outages; and (ii) a $73.2 million decrease in the net sales of our aromatics segment, which primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the three months ended June 30, 2015.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Lower sales prices for cumene, phenol and acetone have been driven by lower average industry costs for propylene and benzene. Average industry prices for propylene and benzene declined by 49 percent and 45 percent, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, according to the July 2015 IHS report. The decrease in sales prices for our aromatics products was also caused by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. The decreases in sales prices for cumene, phenol and acetone were partially offset by significant increases in sales volumes for those products caused by: (i) increased phenol sales volumes in the export spot market; and (ii) increased cumene sales volumes in the domestic spot market. The decreases in the net sales of our chlorovinyls and aromatics segments were partially offset by a $6.5 million increase in the net sales of our building products segment, which was due to higher sales volumes in the United States, partially offset by the impact of a stronger United States dollar against a weaker Canadian dollar and a 2 percent decrease in Canadian sales volumes during the three months ended June 30, 2015.

The decreases in operating income, Adjusted EBITDA, net income attributable to Axiall and Adjusted Net Income were primarily attributable to a $28.8 million decrease in the operating income of our chlorovinyls segment, principally due to lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by the factors described in the preceding paragraph; lower ECU values, especially with respect to caustic soda pricing; and lower sales volumes in our chlorovinyls segment due in part to unplanned outages. The decreases were partially offset by: (i) an increase of $8.4 million in the operating income of our building products segment, which was due to lower raw materials costs, higher sales volumes and lower charges related to plant consolidation activities, partially offset by a stronger United States dollar against a weaker Canadian dollar; and (ii) a $7.8 million increase in the operating income of our aromatics segment. The increase in operating income for the aromatics segment was due primarily to: (i) a $2.5 million reduction in the amount of the inventory holding loss for that segment, to $2.1 million for the three months ended June 30, 2015, compared to the same period in 2014, when a $4.6 million inventory holding loss was recognized; (ii) increases in our sales volumes for cumene, phenol and acetone; and (iii) a decline in our cost of natural gas. According to the July 2015 IHS report, average industry natural gas prices decreased by 42 percent for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

For the six months ended June 30, 2015, net sales totaled $2,006.0 million, a decrease of 10 percent compared to $2,230.6 million for the six months ended June 30, 2014. Operating income was $58.4 million and $58.0 million for the six months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA was $190.7 million and $195.8 million for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company reported net income attributable to Axiall of $10.0 million, or $0.14 per diluted share for the six months ended June 30, 2015, compared to net income attributable to Axiall of $15.6 million, or $0.22 per diluted share for the six months ended June 30, 2014. Adjusted Net Income was $19.9 million and Adjusted Earnings Per Share was $0.28 for the six months ended June 30, 2015, compared to Adjusted Net Income of $28.2 million and Adjusted Earnings Per Share of $0.40 for the six months ended June 30, 2014. See Reconciliation of Non-GAAP Financial Measures included in this Quarterly Report on Form 10-Q.

The decrease in net sales for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to: (i) a $145.6 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, along with lower ECU values, especially with respect to caustic soda pricing; and (ii) a $97.2 million decrease in the net sales of our aromatics segment, which primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the six months ended June 30, 2015. The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive, partially offset by higher average operating rates and related sales volumes for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The lower sales prices for cumene, phenol and acetone were driven by lower average industry costs for benzene and propylene. Average industry prices for benzene and propylene declined by 51 percent and 44 percent, respectively, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, according to the July 2015 IHS report. The decrease in sales prices for our aromatics products was also caused by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. The decreases in sales prices for cumene, phenol and acetone were partially offset by significant increases in the sales volumes for those products, caused by: (i) increased phenol sales volumes in the export spot market; and (ii) increased cumene sales volumes in the domestic spot market. The decreases in the net sales of our chlorovinyls and aromatics segments were partially offset by an $18.2 million increase in the net sales of our building products segment due to higher sales volumes in the United States and Canada, partially offset by the impact of a stronger United States dollar against a weaker Canadian dollar.

The decreases in net income attributable to Axiall, Adjusted Net Income and Adjusted EBITDA, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, were primarily attributable to: (i) lower PVC, VCM and chlorinated derivatives sales prices and margins; and

(ii) lower ECU values, especially with respect to caustic soda sales prices, all of which were partially offset by improved ECU sales volumes and lower average industry natural gas and ethylene costs.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, and muriatic acid) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment's results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were as follows:

    •
    Net sales totaled $666.1 million and $777.9 million for the three months ended June 30, 2015 and 2014, respectively, decreasing by $111.8 million or approximately 14 percent.

    •
    Net sales totaled $1,314.5 million and $1,460.1 million for the six months ended June 30, 2015 and 2014, respectively, decreasing by $145.6 million or approximately 10 percent.

    •
    Operating income and Adjusted EBITDA decreased to $37.8 million and $89.0 million, respectively, for the three months ended June 30, 2015 versus operating income and Adjusted EBITDA of $66.6 million and $121.6 million, respectively, for the three months ended June 30, 2014.

    •
    Operating income and Adjusted EBITDA decreased to $81.6 million and $185.7 million, respectively, for the six months ended June 30, 2015 versus operating income and Adjusted EBITDA of $89.9 million and $197.8 million, respectively, for the six months ended June 30, 2014.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment's results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were as follows:

    •
    Net sales totaled $250.3 million and $243.8 million for the three months ended June 30, 2015 and 2014, respectively, increasing 3 percent. On a constant currency basis, net sales for the three months ended June 30, 2015 increased by 8 percent.

    •
    For the three months ended June 30, 2015, our building products segment's geographical sales to the United States and Canada were 57 percent and 42 percent, respectively, compared with 53 percent and 46 percent, respectively, for the three months ended June 30, 2014.

    •
    Net sales totaled $416.7 million and $398.5 million for the six months ended June 30, 2015 and 2014, respectively, increasing 5 percent. On a constant currency basis, net sales for the six months ended June 30, 2015 increased by 10 percent.

    •
    For the six months ended June 30, 2015, our building products segment's geographical sales to the United States and Canada were 59 percent and 40 percent, respectively, compared with 55 percent and 44 percent, respectively, for the six months ended June 30, 2014.

    •
    Operating income was $22.6 million and Adjusted EBITDA was $30.4 million for the three months ended June 30, 2015 compared to operating income of $14.2 million and Adjusted EBITDA of $24.7 million for the three months ended June 30, 2014.

    •
    Operating income was $12.3 million and Adjusted EBITDA was $29.6 million for the six months ended June 30, 2015 compared to operating income of $3.4 million and Adjusted EBITDA of $24.7 million for the six months ended June 30, 2014.

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

Aromatics Business Overview

Our aromatics segment manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment's results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were as follows:

    •
    Net sales were $142.0 million and $215.2 million for the three months ended June 30, 2015 and 2014, respectively, decreasing 34 percent.

    •
    Net sales were $274.8 million and $372.0 million for the six months ended June 30, 2015 and 2014, respectively, decreasing 26 percent.

    •
    Operating income was $0.4 million and Adjusted EBITDA was $1.1 million for the three months ended June 30, 2015 compared to operating loss of $7.4 million and Adjusted EBITDA of negative $7.0 million for the three months ended June 30, 2014.

    •
    Operating income was $0.7 million and Adjusted EBITDA was $1.9 million for the six months ended June 30, 2015 compared to operating loss of $2.9 million and Adjusted EBITDA of negative $2.1 million for the six months ended June 30, 2014.

In our aromatics business, significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three and six month periods ended June 30, 2015 and 2014, and the percentage of net sales of each line item for the three and six month periods presented.

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in millions)	2015			2014			2015			2014
Net sales	$1,058.4	100.0%		$1,236.9	100.0%		$2,006.0	100.0%		$2,230.6	100.0%
Cost of sales	929.8	87.8%		1,090.0	88.1%		1,774.4	88.5%		2,003.3	89.8%

Gross margin	128.6	12.2%		146.9	11.9%		231.6	11.5%		227.3	10.2%
Selling, general and administrative expenses	81.2	7.7%		79.0	6.4%		162.5	8.1%		152.6	6.8%
Transaction-related costs and other, net	4.6	0.4%		9.4	0.8%		10.4	0.5%		16.0	0.7%
Long-lived asset impairment charges, net	-	-%		0.1	-%		0.3	-%		0.7	-%
Operating income	42.8	4.0%		58.4	4.7%		58.4	2.9%		58.0	2.6%
Interest expense, net	(19.5)	(1.8%	)	(19.1)	(1.5%	)	(38.3)	(1.9%	)	(37.4)	(1.7%	)
Debt refinancing costs	-	-%		-	-%		(3.2)	(0.2%	)	-	-%
Foreign exchange gain (loss)	(0.3)	-%		(0.3)	-%		(0.5)	-%		0.1	-%

Consolidated income before income taxes	23.0	2.2%		39.0	3.2%		16.4	0.8%		20.7	0.9%
Provision for income taxes	1.1	0.1%		10.9	0.9%		3.3	0.2%		3.2	0.1%

Consolidated net income	21.9	2.1%		28.1	2.3%		13.1	0.7%		17.5	0.8%
Less: net income attributable to noncontrolling interest	1.3	0.1%		0.9	0.1%		3.1	0.2%		1.9	0.1%
Net income attributable to Axiall	$20.6	1.9%		$27.2	2.2%		$10.0	0.5%		$15.6	0.7%

The following table sets forth certain financial data, by reportable segment, for each of the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015		2014		2015		2014
Sales
Chlorovinyls	$666.1	63.0%	$777.9	62.9%	$1,314.5	65.5%	$1,460.1	65.4%
Building products	250.3	23.6%	243.8	19.7%	416.7	20.8%	398.5	17.9%
Aromatics	142.0	13.4%	215.2	17.4%	274.8	13.7%	372.0	16.7%

Net sales	$1,058.4	100.0%	$1,236.9	100.0%	$2,006.0	100.0%	$2,230.6	100.0%

Operating income
Chlorovinyls	$37.8		$66.6		$81.6		$89.9
Building products	22.6		14.2		12.3		3.4
Aromatics	0.4		(7.4)		0.7		(2.9)
Unallocated corporate	(18.0)		(15.0)		(36.2)		(32.4)

Total operating income	$42.8		$58.4		$58.4		$58.0

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Consolidated Results

Net sales.    For the three months ended June 30, 2015, net sales totaled $1,058.4 million, a decrease of 14 percent compared to $1,236.9 million for the three months ended June 30, 2014. The decrease in net sales for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to: (i) a $111.8 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, and also due to lower ECU values, especially with respect to caustic soda pricing, as well as lower sales volumes caused in part by unplanned outages; and (ii) a $73.2 million decrease in the net sales of our aromatics segment, which primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

The declines in the sales prices for cumene, phenol and acetone have been driven by lower average industry costs for propylene and benzene. Average industry prices for propylene and benzene declined by 49 percent and 45 percent, respectively, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, according to the July 2015 IHS report. The decrease in sales prices for our aromatics products was also caused by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. The decreases in sales prices for cumene, phenol and acetone were partially offset by significant increases in the sales volumes for those products, caused by: (i) increased sales volumes for phenol in the export spot market; and (ii) increased cumene sales volumes in the domestic spot market. The decreases in net sales of our chlorovinyls and aromatics segments were partially offset by a $6.5 million increase in the net sales of our building products segment due to higher sales volumes in the United States, partially offset by the impact of a stronger United States dollar against a weaker Canadian dollar and a 2 percent decrease in Canadian sales volumes for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Gross margin percentage.    Total gross margin percentage was 12 percent for both the three month periods ended June 30, 2015 and 2014.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $81.2 million for the three months ended June 30, 2015, an increase of 3 percent from $79.0 million for the three months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily due to increases in wage and benefit costs partially offset by lower advertising expenses.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 51 percent to $4.6 million for the three months ended June 30, 2015 from $9.4 million for the three months ended June 30, 2014. For the three months ended June 30, 2014, the Company incurred higher expenses in restructuring costs, costs to attain synergies related to its merger with the chemicals business of PPG Industries (the "Merger") and deal-related costs as compared to the three months ended June 30, 2015.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges, net, were not significant for both of the three month periods ended June 30, 2015 and 2014.

Operating income.    Operating income was $42.8 million and $58.4 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in operating income was primarily attributable to a $28.8 million decrease in the operating income of our chlorovinyls segment, principally due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower overall sales volumes in our chlorovinyls segment due in part by unplanned outages. The overall decrease in operating income was partially offset by: (i) an increase of $8.4 million in the operating income of our building products segment, due to lower raw materials costs, higher sales volumes and lower charges related to plant consolidation activities, partially offset by a stronger United States dollar against a weaker Canadian dollar; and (ii) a $7.8 million increase in the operating income of our aromatics segment due primarily to: (a) a $2.5 million decrease in the amount of the inventory holding loss for the three months ended June 30, 2015, to $2.1 million, compared to the same period in 2014, when a $4.6 million inventory holding loss was recognized; (b) increases in our sales volumes for cumene, phenol and acetone; and (c) a decline in our cost of natural gas. According to the July 2015 IHS report, average industry natural gas prices declined by 42 percent for the three month period ended June 30, 2015 when compared to the three months ended June 30, 2014.

Interest expense, net.    Interest expense, net, was $19.5 million and $19.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense, net, was due primarily to the increase in our average principal outstanding debt balances during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.

Foreign currency exchange gain (loss).    Foreign currency exchange loss totaled $0.3 million for both the three months ended June 30, 2015 and 2014.

Provision for income taxes.    The provision for income taxes was $1.1 million and $10.9 million for the three months ended June 30, 2015 and 2014, respectively. The decrease was primarily due to a lower income before income taxes during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Our effective income tax rates for the three months ended June 30, 2015 and 2014 were 4.9 percent, and 27.9 percent, respectively. The difference in the effective tax rate as compared to the United States statutory federal income tax rate in 2015 and 2014 was primarily due to various favorable permanent differences including deductions for manufacturing activities.

Chlorovinyls Segment

Net sales.    Net sales totaled $666.1 million for the three months ended June 30, 2015, a decrease of 14 percent from net sales of $777.9 million for the comparable three month period of 2014. The decrease in net sales was primarily due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower overall sales volumes, caused in part by unplanned outages.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Operating income.    Operating income decreased by $28.8 million to $37.8 million for the three months ended June 30, 2015 from $66.6 million for the three months ended June 30, 2014. The decrease was principally due to: (i) lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by the factors described in the preceding paragraph; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower overall sales volumes caused in part by unplanned outages. These unfavorable factors were partially offset by decreases in our cost of natural gas and ethylene and, to a lesser extent, by decreased maintenance expenses. According to the July 2015 IHS report, average industry natural gas prices decreased 42 percent and average industry ethylene prices decreased 28 percent for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The Adjusted EBITDA decrease of $32.6 million to $89.0 million for the three months ended June 30, 2015 from $121.6 million for the three months ended June 30, 2014 was predominantly due to the same factors discussed above with respect to operating income.

Building Products Segment

Net Sales.    Net sales totaled $250.3 million for the three months ended June 30, 2015, increasing 3 percent from $243.8 million for the comparable three month period of 2014. The net sales increase was driven by a 7 percent increase in sales volumes, with sales volumes in the United States higher by 14 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and a 2 percent decrease in sales volumes in Canada. On a constant currency basis, net sales increased by 8 percent. For the three months ended June 30, 2015, our building products segment's geographical sales to the United States and Canada were 57 percent and 42 percent, respectively, compared to 53 percent and 46 percent, respectively, for the three months ended June 30, 2014.

Operating Income.    Operating income was $22.6 million and $14.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase in operating income was primarily a result of lower raw materials costs, higher sales volumes and lower charges related to plant consolidation activities, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar. Adjusted EBITDA was $30.4 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in Adjusted EBITDA was primarily a result of lower raw materials costs and higher sales volumes, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

Aromatics Segment

Net Sales.    Net sales were $142.0 million for the three months ended June 30, 2015, a decrease of 34 percent from $215.2 million for the comparable three month period of 2014. The net sales decrease primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the three months ended June 30, 2015, driven primarily by lower average industry costs for feedstocks, and by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. Average industry propylene prices declined by 49 percent and average industry benzene prices declined by 45 percent for the three months ended June 30, 2015 compared to the three months ended

June 30, 2014, according to the July 2015 IHS report. The decreases in sales prices for cumene, phenol and acetone products were partially offset by significant increases in sales volumes for those products. Those increased sales volumes were primarily caused by: (i) increased phenol sales volumes in the export spot market; and (ii) increased cumene sales volumes in the domestic spot market.

Operating income.    Operating income increased $7.8 million to $0.4 million for the three months ended June 30, 2015 compared to an operating loss of $7.4 million for the three months ended June 30, 2014. Our operating rates for the aromatics segment were higher in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, but were lower than the average industry operating rates for the three months ended June 30, 2015, as reported by IHS in its July 2015 report. Adjusted EBITDA increased $8.1 million to $1.1 million for the three months ended June 30, 2015 from negative $7.0 million for the three months ended June 30, 2014. The increases in operating income and Adjusted EBITDA were primarily due to: (i) a $2.5 million decrease in the amount of the inventory holding loss for the three months ended June 30, 2015, to $2.1 million, compared to the same period in 2014, when a $4.6 million inventory holding loss was recognized; (ii) increases in our sales volumes for cumene, phenol and acetone; and (iii) a decline in our cost of natural gas. According to the July 2015 IHS report, average industry natural gas prices decreased 42 percent for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. These favorable factors were partially offset by decreases in the sales prices for cumene, phenol and acetone.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Consolidated Results

Net sales.    For the six months ended June 30, 2015, net sales totaled $2,006.0 million, a decrease of 10 percent compared to $2,230.6 million for the six months ended June 30, 2014. The decrease in net sales for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to: (i) a $145.6 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, and also due to lower ECU values, especially with respect to caustic soda pricing, partially offset by higher operating rates and related sales volumes for the six months ended June 30, 2015 compared to the six months ended June 30, 2014; and (ii) a $97.2 million decrease in the net sales of our aromatics segment which primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the six months ended June 30, 2015.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

The lower sales prices for cumene, phenol and acetone have been driven primarily by lower average industry costs for benzene and propylene. Average industry prices for benzene and propylene declined by 51 percent and 44 percent, respectively, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, according to the July 2015 IHS report. The decrease in sales prices for our aromatics products was also caused by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. The decreases in sales prices for cumene, phenol and acetone were partially offset by significant increases in sales volumes for those products, caused by: (i) increased phenol sales volumes in the export spot market; and (ii) increased cumene sales volumes in the domestic spot market. The decreases in the net sales of our chlorovinyls and aromatics segments were partially offset by an $18.2 million increase in the net sales of our building products segment due to higher sales volumes in the United States and Canada, partially offset by the impact of a stronger United States dollar against a weaker Canadian dollar.

Gross margin percentage.    Total gross margin percentage increased to 12 percent for the six months ended June 30, 2015 from 10 percent for the six months ended June 30, 2014. This increase was principally due to a lower cost of sales during the six months ended June 30, 2015, versus the comparable period of 2014, driven by declines in our raw materials costs, including benzene, propylene, natural gas and ethylene in particular. Average industry natural gas prices decreased 40 percent and average industry ethylene prices decreased by 28 percent for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, according to the IHS July 2015 report. In addition, average industry propylene prices declined by 44 percent and average industry benzene prices declined by 51 percent, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, according to the same IHS report. In 2014, the chlorovinyls segment's gross margin was negatively impacted by higher cost of sales during the six months ended June 30, 2014, driven by higher energy and maintenance costs, and lower operating rates.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $162.5 million for the six months ended June 30, 2015, an increase of 6 percent from $152.6 million for the six months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily due to increases in wage and benefit costs and professional fees.

Transaction-related costs and other, net.    Transaction-related costs and other, net, decreased 35 percent to $10.4 million for the six months ended June 30, 2015 from $16.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2014 the Company incurred higher expenses for costs to attain Merger-related synergies, restructuring costs, and deal-related costs as compared to the six months ended June 30, 2015.

Long-lived asset impairment charges, net.    Long-lived asset impairment charges, net, totaled $0.3 million and $0.7 million for the six month periods ended June 30, 2015 and 2014, respectively, due to the write-down of impaired assets in the window and door and siding reporting units of our building products segment in both years.

Operating income.    Operating income was $58.4 million and $58.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in operating income was partly attributable to: (i) an increase of $8.9 million in the operating income of our building products segment primarily as a result of higher sales volumes, lower raw materials costs and lower charges related to plant consolidation activities, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling costs; and (ii) an increase of $3.6 million in the operating income of our aromatics segment primarily due to increases in our sales volumes for cumene, phenol and acetone, and a decline in our cost of natural gas. The increases in operating income were partially offset by a decrease of $8.3 million in the operating income of our chlorovinyls segment, principally due to: (i) lower PVC, VCM and chlorinated derivatives sales prices and margins; and (ii) lower ECU values, especially with respect to caustic soda pricing. These unfavorable factors were partially offset by decreases in our average cost of natural gas and ethylene, higher operating rates and, to a lesser extent, by decreased maintenance expenses, as the six months ended June 30, 2014 was impacted by increased maintenance expenses primarily in connection with the extended outage at our PHH VCM facility. Average industry natural gas prices decreased 40 percent and average industry ethylene prices decreased 28 percent, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, according to the July 2015 IHS report.

Interest expense, net.    Interest expense, net, was $38.3 million and $37.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense, net, was due primarily to the increase in our average principal outstanding debt balances during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014, coupled with the higher interest rate on our New Term Loan Facility, as compared to our prior term loan facility.

Foreign currency exchange gain (loss).    Foreign currency exchange loss totaled $0.5 million and foreign currency exchange gain totaled $0.1 million during the six months ended June 30, 2015 and 2014, respectively. The change from a foreign currency exchange gain to a foreign currency exchange loss was primarily due to the strengthening of the United States dollar against other currencies in which we conduct our businesses, primarily the Canadian dollar.

Provision for income taxes.    The provision for income taxes was $3.3 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.

Our effective income tax rates for the six months ended June 30, 2015 and 2014 were 20.3 percent and 15.3 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities and the cumulative $3.5 million favorable impact of changes in uncertain tax positions.

Chlorovinyls Segment

Net sales.    Net sales totaled $1,314.5 million for the six months ended June 30, 2015, a decrease of 10 percent from net sales of $1,460.1 million for the comparable six month period of 2014. This net sales decrease was primarily due to lower PVC, VCM and chlorinated derivatives sales prices, and lower ECU values, especially with respect to caustic soda pricing. These unfavorable factors were partially offset by higher operating rates and sales volumes for PVC, VCM and ECU, as the six months ended June 30, 2014 was impacted by an extended outage at our PHH VCM manufacturing facility, which we did not experience during the six months ended June 30, 2015.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. Lower ECU values, especially with respect to caustic soda pricing, were caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Operating income.    Operating income decreased by $8.3 million to $81.6 million for the six months ended June 30, 2015 from $89.9 million for the six months ended June 30, 2014. The decrease was principally due to: (i) lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by the factors described in the preceding paragraph; and (ii) lower ECU values, especially with respect to caustic soda pricing. These unfavorable factors were partially offset by decreases in our average cost of natural gas and ethylene, higher operating rates and sales volume increases for PVC, VCM and ECU for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and to a lesser extent, decreased maintenance expenses, as the six months ended June 30, 2014 was impacted by increased maintenance expenses primarily in connection with the extended outage at our PHH VCM facility. Adjusted EBITDA decreased $12.1 million to $185.7 million for the six months ended June 30, 2015 from $197.8 million for the six months ended June 30, 2014. That decrease was predominantly due to the same factors discussed above with respect to operating income.

Building Products Segment

Net Sales.    Net sales totaled $416.7 million for the six months ended June 30, 2015, increasing 5 percent from $398.5 million for the comparable six month period of 2014. The net sales increase was driven by an 8 percent increase in sales volumes, with sales volumes in the United States higher by 14 percent and sales volumes in Canada higher by 1 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar. On a constant currency basis, net sales increased by 10 percent. For the six months ended June 30, 2015, our building products segment's geographical sales to the United States and Canada were 59 percent and 40 percent, respectively, compared with 55 percent and 44 percent, respectively, for the six months ended June 30, 2014.

Operating Income.    Operating income was $12.3 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in operating income was primarily a result of higher sales volumes, lower raw materials costs and lower charges related to plant consolidation activities, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling costs. Adjusted EBITDA was $29.6 million and $24.7 million for the six months ended June 30, 2015 and 2014, respectively. The increase in Adjusted EBITDA was primarily a result of higher sales volumes and lower raw materials costs, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling costs.

Aromatics Segment

Net Sales.    Net sales were $274.8 million for the six months ended June 30, 2015, a decrease of 26 percent from $372.0 million for the comparable six month period of 2014. The net sales decrease primarily resulted from a significant decline in the sales prices for cumene, phenol and acetone during the six months ended June 30, 2015, driven by lower average industry costs for benzene and propylene, and by the overall weakening of the domestic and international aromatics markets, which has resulted in part from the addition of significant amounts of new phenol production capacity in Asia in recent years. Average industry benzene prices declined by 51 percent and average industry propylene prices declined by 44 percent for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, according to the July 2015 IHS report. The decreases in sales prices for cumene, phenol and acetone were partially offset by significant increases in sales volumes for those products. Those increased sales volumes were primarily caused by: (i) increased sales volumes for phenol in the export spot market; and (ii) increased sales volumes for cumene in the domestic spot market.

Operating income.    Operating income increased $3.6 million to $0.7 million for the six months ended June 30, 2015 compared to an operating loss of $2.9 million for the six months ended June 30, 2014. Our operating rates for the aromatics segment were higher in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, but were lower than the average industry operating rates for the six months ended June 30, 2015, as published by IHS in its July 2015 report. Adjusted EBITDA increased $4.0 million to $1.9 million for the six months ended June 30, 2015 from negative $2.1 million for the six months ended June 30, 2014. The increases in operating income and Adjusted EBITDA were primarily due to: (i) increases in our sales volumes for cumene, phenol and acetone; and (ii) a decline in our cost of natural gas. Average industry natural gas prices decreased by 40 percent according to the July 2015 IHS report. These favorable factors were partially offset by the lower sales prices for our aromatics products.

Reconciliation of Non-GAAP Financial Measures

Axiall supplements its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with four non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

Adjusted Net Income (Loss) is defined as net income (loss) attributable to Axiall excluding adjustments for tax effected restructuring and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the former chemicals business of PPG Industries (the "Merged Business"), impairment charges for goodwill, intangible assets, and other long-lived assets.

Adjusted Earnings (Loss) Per Share is calculated using Adjusted Net Income (Loss) rather than consolidated net income (loss) attributable to Axiall calculated in accordance with GAAP.

Adjusted EBITDA is defined as Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization, restructuring and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the Merged Business, impairment charges for goodwill, intangible assets, and other long-lived assets, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 7 of the notes to the unaudited condensed consolidated financial statements.

Axiall supplements its financial statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because investors commonly use financial measures such as Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions and have incurred expenses such as professional fees related to potential transactions, that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of consolidated net income (loss) attributable to Axiall pursuant to GAAP, in order to approximate the amount of net income (loss) that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall supplements the financial statements with Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share because we believe these financial measures will be helpful to investors in approximating what our net income (loss) would have been absent the impact of certain non-recurring, pre-tax charges and benefits. We have supplemented the financial statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

In addition, we may compare certain financial information, including building products net sales on a constant currency basis. We present such information to provide a framework for investors to assess how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, primarily fluctuations in the Canadian dollar. To present this information, current and comparative prior period financial information for certain businesses reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rate in effect during the base period, rather than the average exchange rates in effect during the respective periods.

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

Reconciliations of our non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings per share attributable to Axiall	$0.29	$0.38	$0.14	$0.22
Earnings per share related to adjustments between net income attributable to Axiall and Adjusted Net Income	0.04	0.10	0.14	0.18

Adjusted Earnings Per Share	$0.33	$0.48	$0.28	$0.40

Adjusted Net Income Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income attributable to Axiall	$20.6	$27.2	$10.0	$15.6
Pre-tax charges:
Transaction-related costs and other, net (1)	4.6	9.4	11.0	18.6
Long-lived asset impairment charges, net	-	0.1	0.3	0.7
Debt refinancing costs	-	-	3.2	-

Total pre-tax charges	4.6	9.5	14.5	19.3
Provision for taxes related to these items	1.6	3.2	4.6	6.7

After-tax effect of above items	3.0	6.3	9.9	12.6

Adjusted Net Income	$23.6	$33.5	$19.9	$28.2

Diluted earnings per share attributable to Axiall	$0.29	$0.38	$0.14	$0.22
Adjusted Earnings Per Share	$0.33	$0.48	$0.28	$0.40
Adjusted EBITDA	$107.5	$128.1	$190.7	$195.8

(1)
Includes $0.6 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively, of plant reliability improvement initiatives that are included in cost of sales in our consolidated statements of operations.

Adjusted EBITDA Reconciliations

Three Months Ended June 30, 2015
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$89.0	$30.4	$1.1	$(13.0)	$107.5
Transaction-related costs and other, net	0.4	-	-	(5.0)	(4.6)
Depreciation and amortization	(51.6)	(8.1)	(0.7)	(2.6)	(63.0)
Interest expense, net	-	-	-	(19.5)	(19.5)
Provision for income taxes	-	-	-	(1.1)	(1.1)
Other (1)	-	-	-	2.6	2.6

Consolidated net income (2)	$37.8	$22.3	$0.4	$(38.6)	$21.9

(1)  Includes $1.5 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(2)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended June 30, 2014
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$121.6	$24.7	$(7.0)	$(11.2)	$128.1
Transaction-related costs and other, net	(3.3)	(1.8)	-	(4.3)	(9.4)
Long-lived asset impairment charges, net	-	(0.1)	-	-	(0.1)
Depreciation and amortization	(51.9)	(8.7)	(0.4)	(2.5)	(63.5)
Interest expense, net	-	-	-	(19.1)	(19.1)
Provision for income taxes	-	-	-	(10.9)	(10.9)
Other (1)	-	-	-	3.0	3.0

Consolidated net income (loss) (2)	$66.4	$14.1	$(7.4)	$(45.0)	$28.1

(1)  Includes $1.6 million of lease financing obligations interest and $1.4 million for debt issuance cost amortization.

(2)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2015
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$185.7	$29.6	$1.9	$(26.5)	$190.7
Transaction-related costs and other, net (1)	(0.7)	(0.7)	-	(9.6)	(11.0)
Long-lived asset impairment charges, net	-	(0.3)	-	-	(0.3)
Depreciation and amortization	(104.2)	(15.9)	(1.2)	(5.3)	(126.6)
Interest expense, net	-	-	-	(38.3)	(38.3)
Debt refinancing costs	-	-	-	(3.2)	(3.2)
Provision for income taxes	-	-	-	(3.3)	(3.3)
Other (2)	-	-	-	5.1	5.1

Consolidated net income (3)	$80.8	$12.7	$0.7	$(81.1)	$13.1

(1)  Includes $0.6 million of plant reliability improvement initiatives that are included in cost of sales in our consolidated statements of operations.

(2)  Includes $2.9 million of lease financing obligations interest and $2.2 million for debt issuance cost amortization.

(3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2014
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$197.8	$24.7	$(2.1)	$(24.6)	$195.8
Transaction-related costs and other, net (1)	(6.5)	(3.0)	-	(9.1)	(18.6)
Long-lived asset impairment charges, net	-	(0.7)	-	-	(0.7)
Depreciation and amortization	(101.5)	(17.4)	(0.8)	(4.5)	(124.2)
Interest expense, net	-	-	-	(37.4)	(37.4)
Provision for income taxes	-	-	-	(3.2)	(3.2)
Other (2)	-	-	-	5.8	5.8

Consolidated net income (loss) (3)	$89.8	$3.6	$(2.9)	$(73.0)	$17.5

(1)  Includes $2.5 million of plant reliability improvement initiatives that are included in cost of sales in our condensed consolidated statements of operations.

(2)  Includes $3.3 million of lease financing obligations interest and $2.5 million for debt issuance cost amortization expense.

(3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Building products net sales	$250.3	$243.8	$416.7	$398.5
Impact of currency exchange rates	13.3	-	21.1	-

Building products constant currency sales	$263.6	$243.8	$437.8	$398.5

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, the issuance of debt and the use of available borrowing facilities. The net change in cash and cash equivalents for the six months ended June 30, 2015 and 2014 consisted of the following:

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$36.2	$16.2

Net cash used in investing activities	(68.5)	(91.8)

Net cash provided by (used in) financing activities	1.5	(25.9)

Effect of exchange rate changes on cash and cash equivalents	(4.6)	(2.3)

Net change in cash and cash equivalents	$(35.4)	$(103.8)

Operating Activities.    In the condensed consolidated statements of cash flows, changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency, non-cash transactions and the effects of acquisitions and divestitures. Accordingly, the amounts in the unaudited condensed consolidated statements of cash flows differ from changes in the operating assets and liabilities that are presented in the unaudited condensed consolidated balance sheets.

As of June 30, 2015, net working capital was $655.1 million, an increase of $49.8 million as compared to net working capital of $605.3 million as of June 30, 2014. Total working capital used in operations for the six month periods ended June 30, 2015 and 2014 was $76.2 million and $102.7 million, respectively. The decrease in working capital used during the first six months of 2015 as compared to the first six months of 2014 was primarily due to: (i) a decrease of $37.2 million in accrued compensation; (ii) a decrease of $24.9 million in prepaid expenses and other; and (iii) a decrease of $11.3 million in accrued income taxes; partially offset by: (i) an increase of $17.1 million in inventory; (ii) an increase of $16.4 million in other accrued liabilities; and (iii) an increase of $14.6 million in accounts payable.

Investing Activities.    For the six months ended June 30, 2015, net cash used in investing activities decreased $23.3 million as compared to the six months ended June 30, 2014, primarily due to a reduction in capital expenditures and an increase in proceeds from the sale of assets including: (i) the sale of two properties in Canada in our building products segment for approximately $3.5 million; and (ii) the sale of our specialty phosgene derivatives business including $5.5 million in proceeds from the sale of assets reflected in our condensed consolidated statements of cash flows, with the remainder of $5.1 million included in operating activities as part of the collection of receivables. For the six months ended June 30, 2014, our capital expenditures were higher due to reconstruction and replacement activities at our PHH VCM manufacturing facility located in Lake Charles, Louisiana, undertaken after the fire that occurred at that facility in December 2013.

Financing Activities.    For the six months ended June 30, 2015, net cash provided by financing activities was $1.5 million as compared to net cash used in financing activities of $25.9 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, our financing activities included entering into our New Term Loan Facility totaling $248.8 million, net, partially offset by: (i) $196.1 million in long-term debt repayments; (ii) $23.1 million in dividend payments to shareholders; (iii) a $10.0 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business; and (iv) $8.4 million in distributions to noncontrolling interest. For the six months ended June 30, 2014, net cash used in financing activities was primarily comprised of: (i) $22.6 million in dividend payments to shareholders; (ii) $7.7 million in distributions to noncontrolling interest; and (iii) $4.7 million in share-based compensation activity.

As of June 30, 2015 and December 31, 2014, our long-term debt consisted of the following:

(In millions)	Maturity Date	June 30, 2015	December 31, 2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.8 million at June 30, 2015)	February 27, 2022	246.0	-
ABL Revolver	December 17, 2019	-	-

Total debt		1,384.0	1,330.6
Less: current portion of long-term debt		(2.5)	(2.8)

Long-term debt, net		$1,381.5	$1,327.8

4.625 Notes

Axiall Corporation and certain of its subsidiaries guarantee $688.0 million in aggregate principal amount of senior unsecured notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were issued by Eagle Spinco Inc. ("Spinco"). Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Axiall Corporation and by its existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

Term Loan

On February 27, 2015, Axiall Holdco Inc., a wholly-owned subsidiary of the Company ("Axiall Holdco") entered into a credit agreement with a syndicate of financial institutions (the "Term Loan Agreement") for a new $250 million term loan facility (the "New Term Loan Facility") to refinance the principal amount outstanding under the Company's existing term loan facility, to pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, Axiall Corporation and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company's consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of June 30, 2015, outstanding borrowings under the Company's New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

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

As of June 30, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at June 30, 2015 was approximately $489.4 million, net of outstanding letters of credit totaling $82.0 million. As of June 30, 2015, the applicable rate for future borrowings would have been 3.35 percent to 3.75 percent based on LIBOR or certain United States index rates, plus the applicable margin under the ABL Revolver.

As of June 30, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of June 30, 2015 and December 31, 2014, we had a lease financing obligation of $88.2 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of June 30, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $88.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2015 are $2.6 million in 2015, $5.1 million in 2016, and $1.3 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of June 30, 2015.

Dividends

During the six months ended June 30, 2015, the Company's Board of Directors declared dividends of $0.32 per share, in equal installments of $0.16 per share, according to the following record and payment dates:

Declared Date	Record Date	Payment Date
March 3, 2015	March 27, 2015	April 10, 2015
May 19, 2015	June 26, 2015	July 10, 2015

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of June 30, 2015, we have no significant required payments of principal on our debt until February 2021. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

Contractual Obligations.    Information related to our contractual obligations as of December 31, 2014 can be found in our 2014 Annual Report on Form 10-K (our "2014 Annual Report") in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our contractual obligations at June 30, 2015 have increased by approximately 37 percent since December 31, 2014. The increase from December 31, 2014 is primarily related to an increase in our raw material feedstocks purchase obligations due to a new commodity contractual agreement signed during the six months ended June 30, 2015.

Our aggregate future payments under contractual obligations by category as of June 30, 2015, were as follows:

(In millions)	Total	2015 (1)	2016	2017	2018	2019	2020 and thereafter
Contractual obligations:
Purchase obligations	$2,089.7	$341.7	$373.2	$356.6	$242.0	$241.0	$535.2
Long-term debt—principal	1,386.8	1.3	2.5	2.5	2.5	2.5	1,375.5
Long-term debt—interest	409.5	32.2	63.7	63.7	63.6	63.4	122.9
Lease financing obligations	9.0	2.6	5.1	1.3	-	-	-
Capital lease obligations	5.3	0.6	1.1	1.1	1.0	0.8	0.7
Operating lease obligations	176.7	21.9	38.4	32.9	23.6	18.1	41.8
Expected pension and OPEB contributions (2)	308.6	10.8	10.2	9.8	9.7	11.0	257.1
Acquisition purchase price consideration	30.0	-	15.0	15.0	-	-	-
Asset retirement obligation	188.4	-	2.4	5.3	-	2.2	178.5

Total	$4,604.0	$411.1	$511.6	$488.2	$342.4	$339.0	$2,511.7

(1)  For the six months ending December 31, 2015.

(2)  Based on assumptions as of December 31, 2014.

Purchase obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through the year 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of June 30, 2015.

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

Long-term debt, interest.    Long-term debt, interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of June 30, 2015.

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

Expected pension and other post-retirement benefit ("OPEB") contributions.    Expected pension contributions for the funded obligations represent the projected minimum required contributions based on assumptions as of June 30, 2015 and determined in accordance with local requirements such as the Employee Retirement Income Security Act. Also included are contributions for the unfunded OPEB plans which are based on the expected benefit payments estimated as of June 30, 2015.

Deferred acquisition payments.    Payments of deferred purchase price represent amounts due to PPG based upon the final funding status of the pension plans assumed in the Merger. During the six months ended June 30, 2015, we made a $10 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business. We will make remaining payments in the aggregate amount of $30 million to PPG over the next two years.

Asset retirement obligations.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets.

Uncertain income tax positions.    We have recognized a liability for our uncertain income tax positions of approximately $10.6 million as of June 30, 2015. We do not believe we are likely to pay any amounts during the year ending December 31, 2015. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and is therefore excluded from the Contractual Obligations table above.

Outlook

Compared sequentially to the second quarter, the Company expects the following factors to impact its third-quarter results:

•
In the chlorovinyls segment, Axiall expects the ECU pricing environment to remain challenging. The Company expects an increase in caustic soda sales volumes and flat sales volumes for vinyl resins. Maintenance costs are expected to be somewhat lower. Natural gas and ethylene costs are expected to largely track changes in market prices for these products as the Company does not expect any material changes in the components of its ethylene supply portfolio during the third quarter and the impact of natural gas hedges is expected to be similar to the second quarter of 2015. As a result of all these factors the Company expects modest improvement in chlorovinyls Adjusted EBITDA for the third quarter of 2015 compared to the second quarter of 2015.

•
The Company expects third-quarter 2015 results for its building products and aromatics segments to be similar to the results for the second quarter of 2015, subject to shifts in raw materials pricing that could cause inventory holding losses or gains in the aromatics segment.

•
Corporate overhead is expected to be similar to second quarter 2015, excluding restructuring and severance costs.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe," "plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of acquisitions, divestitures and other transactions; expected cost savings and synergies; expected growth of our businesses and products; our results of operations; our financial and operational performance; our business prospects and opportunities; the nature, timing and outcome of our review of potential strategic alternatives for our Building Products segment; the nature, timing and outcome of our process to divest our Aromatics business; ECU and other product pricing; ECU and vinyl resin sales volumes, as well as the pricing and sales volumes of other products we sell; maintenance costs; natural gas and ethylene costs; the components of our ethylene supply portfolio; natural gas hedging; corporate overhead and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Quarterly Report on Form 10-Q. These risks and uncertainties include, among other things:

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

•
the failure to adequately protect our data and technology systems; and

•
the failure to properly manage our CEO transition and to attract and retain a qualified candidate to become our CEO on a permanent basis.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2015, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2014 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2014 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer ("VCM") manufacturing plant in Lake Charles, Louisiana. As of June 30, 2015, approximately 2,615 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (iii) the parties' respective litigation strategies; (iv) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (v) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (vi) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vii) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

During April 2015, the Company received a communication from the United States Environmental Protection Agency (the "EPA") related to, among other things, the EPA's investigation of the December 2012 and December 2013 fires that occurred at the Company's PHH VCM plant in Lake Charles, Louisiana, and the possible amount of the monetary sanction the Company may be required to pay related thereto. Based upon that communication and subsequent meetings with the EPA, in which the EPA proposed a monetary sanction of $1.1 million, the Company believes this matter will require payment of a monetary sanction by the Company in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its financial statements for any period.

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2014 Annual Report, except for the additional risk factor set forth below:

If we do not successfully manage the transition associated with the retirement of our former Chief Executive Officer ("CEO") and the appointment of a new CEO, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

Paul D. Carrico retired from his position as the Company's President and CEO and resigned from the Board effective July 5, 2015. Timothy Mann, Jr., who previously served as the Company's Executive Vice President of Strategy, General Counsel and Secretary, is serving as the Company's interim President and CEO. The Board has an active search process underway to select the next CEO from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended June 30, 2015:

Period	Total Number Shares Purchased (1)	Average Price Paid Per Share
April 1 - April 30, 2015	-	$-
May 1 - May 31, 2015	202,537	$36.25
June 1 - June 30, 2015	785	$35.49

Total	203,322

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS
10.1
Amended and Restated Limited Liability Company Agreement of LACC, LLC, dated as of June 17, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference.)
10.2
Contribution and Subscription Agreement, dated as of June 17, 2015, by and among Eagle US 2 LLC, Axiall Corporation and LACC, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference.)
10.3
Call Option Agreement, dated as of June 17, 2015, by and between Eagle US 2 LLC and Lotte Chemical USA Corporation (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference.)
*10.4
Separation and Release Agreement, dated as of July 5, 2015, by and between Paul D. Carrico and Axiall Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 6, 2015, and incorporated herein by reference.)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: August 7, 2015	/s/ TIMOTHY MANN, JR Timothy Mann, Jr Interim President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2015	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)