Form 10-Q
period 2015-09-30
AXIALL CORP/DE/
filed 2015-11-05
CIK 805264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 1‑9753

AXIALL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58‑1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road, Suite 1200, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
(770) 395‑4500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non‑accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2015
Common Stock, $0.01 par value	70,580,143

AXIALL CORPORATION

FORM 10‑Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2015	2014
Assets:
Cash and cash equivalents	$240.5	$166.8
Receivables, net of allowance for doubtful accounts of $3.7 million at September 30, 2015 and $5.6 million at December 31, 2014	446.6	430.6
Inventories	337.3	321.9
Prepaid expenses and other	36.1	89.7
Deferred income taxes	30.6	28.0
Current assets of discontinued operations	57.4	68.2
Total current assets	1,148.5	1,105.2
Property, plant and equipment, net	1,603.7	1,636.1
Goodwill	871.7	1,741.0
Customer relationships, net	967.4	1,024.5
Other intangible assets, net	64.7	68.1
Non-current assets of discontinued operations	-	29.6
Other assets, net	72.4	69.8
Total assets	$4,728.4	$5,674.3
Liabilities and Equity:
Current portion of long-term debt	$2.5	$2.8
Accounts payable	267.8	264.6
Interest payable	12.8	15.2
Income taxes payable	15.4	3.1
Accrued compensation	44.2	33.3
Other accrued liabilities	109.0	132.5
Current liabilities of discontinued operations	32.4	32.6
Total current liabilities	484.1	484.1
Long-term debt, excluding the current portion of long-term debt	1,381.0	1,327.8
Lease financing obligation	82.2	94.2
Deferred income taxes	703.8	767.5
Pensions and other post-retirement benefits	202.5	250.5
Non-current liabilities of discontinued operations	-	3.8
Other non-current liabilities	141.9	157.4
Total liabilities	2,995.5	3,085.3

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at September 30, 2015 and December 31, 2014; issued and outstanding: 70,580,143 at September 30, 2015 and 70,196,116 at December 31, 2014	0.7	0.7
Additional paid-in capital	2,284.5	2,284.3
Retained earnings (deficit)	(523.8)	269.8
Accumulated other comprehensive loss, net of tax	(104.4)	(73.7)
Total Axiall stockholders’ equity	1,657.0	2,481.1
Noncontrolling interest	75.9	107.9
Total equity	1,732.9	2,589.0
Total liabilities and equity	$4,728.4	$5,674.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$874.4	$1,047.2	$2,605.7	$2,905.8
Operating costs and expenses:
Cost of sales	756.9	888.4	2,259.1	2,519.4
Selling, general and administrative expenses	68.6	78.5	229.2	228.5
Integration-related costs and other, net	2.4	6.8	11.7	19.9
Restructuring and divestiture costs	10.0	1.3	11.4	4.9
Goodwill impairment charges	847.8	-	847.8	-
Total operating costs and expenses	1,685.7	975.0	3,359.2	2,772.7
Operating income (loss)	(811.3)	72.2	(753.5)	133.1
Interest expense, net	(19.6)	(19.5)	(57.9)	(56.9)
Debt refinancing costs	-	-	(3.2)	-
Foreign exchange loss	(0.5)	(0.3)	(1.0)	(0.2)
Income (loss) from continuing operations before income taxes	(831.4)	52.4	(815.6)	76.0
Provision for (benefit from) income taxes	(33.9)	8.9	(29.9)	12.8
Net income (loss) from continuing operations	(797.5)	43.5	(785.7)	63.2
Discontinued operations:
Income (loss) from discontinued operations	11.0	2.0	11.6	(0.9)
Less: Provision for (benefit from) income taxes of discontinued operations	6.0	0.4	5.3	(0.3)
Net income (loss) from discontinued operations	5.0	1.6	6.3	(0.6)
Consolidated net income (loss)	(792.5)	45.1	(779.4)	62.6
Less: net income (loss) attributable to noncontrolling interest	(22.9)	0.6	(19.8)	2.5
Net income (loss) attributable to Axiall	$(769.6)	$44.5	$(759.6)	$60.1

Basic earnings (loss) per share attributable to Axiall:
Earnings (loss) per share from continuing operations	$(10.98)	$0.61	$(10.88)	$0.87
Earnings (loss) per share from discontinued operations	0.08	0.03	0.09	(0.01)
Earnings (loss) per share attributable to Axiall	$(10.90)	$0.64	$(10.79)	$0.86

Diluted earnings (loss) per share attributable to Axiall:
Earnings (loss) per share from continuing operations	$(10.98)	$0.61	$(10.88)	$0.86
Earnings (loss) per share from discontinued operations	0.08	0.02	0.09	(0.01)
Earnings (loss) per share Attributable to Axiall	$(10.90)	$0.63	$(10.79)	$0.85

Weighted average common shares outstanding:
Basic	70.6	70.2	70.4	70.0
Diluted	70.6	70.6	70.4	70.6

Dividends per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Consolidated net income (loss)	$(792.5)	$45.1	$(779.4)	$62.6
Less: net income (loss) attributable to noncontrolling interest	(22.9)	0.6	(19.8)	2.5
Net income (loss) attributable to Axiall	(769.6)	44.5	(759.6)	60.1

Other comprehensive loss:
Foreign currency translation adjustments	(46.3)	(27.4)	(69.6)	(29.3)
Derivative cash flow hedges	0.2	1.4	11.2	0.8
Pension and OPEB plan liability adjustments	33.9	(2.3)	31.1	(7.1)
Other comprehensive loss, before income taxes	(12.2)	(28.3)	(27.3)	(35.6)
Provision for (benefit from) income taxes related to other comprehensive loss items	5.9	(11.2)	7.2	(13.8)
Other comprehensive loss, net of tax	(18.1)	(17.1)	(34.5)	(21.8)
Other comprehensive loss attributable to noncontrolling interest, net of tax	(6.8)	(1.9)	(3.8)	(3.2)
Other comprehensive loss attributable to Axiall, net of tax	(11.3)	(15.2)	(30.7)	(18.6)

Comprehensive income (loss), net of income taxes	(810.6)	28.0	(813.9)	40.8
Less: comprehensive loss attributable to noncontrolling interest	(29.7)	(1.3)	(23.6)	(0.7)
Comprehensive income (loss) attributable to Axiall	$(780.9)	$29.3	$(790.3)	$41.5

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(779.4)	$62.6
Less: net income (loss) from discontinued operations	6.3	(0.6)
Net income (loss) from continuing operations	(785.7)	63.2
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	131.6	127.0
Amortization	54.8	56.1
Other long-lived asset impairment charges	0.7	1.0
Goodwill impairment charges	847.8	-
Other	3.0	(0.8)
Deferred income taxes	(70.9)	(35.6)
Change in operating assets and liabilities	(23.0)	(56.9)
Cash provided by operating activities of continuing operations	158.3	154.0
Cash provided by (used in) operating activities of discontinued operations	(3.6)	7.5
Net cash provided by operating activities	154.7	161.5
Cash flows from investing activities:
Capital expenditures	(116.5)	(139.6)
Acquisitions, net of cash acquired	-	(6.1)
Proceeds from sale of assets and other	8.0	3.9
Cash used in investing activities of continuing operations	(108.5)	(141.8)
Cash provided by (used in) investing activities of discontinued operations	46.4	(6.4)
Net cash used in investing activities	(62.1)	(148.2)
Cash flows from financing activities:
Borrowings under ABL revolver	-	148.9
Repayments under ABL revolver	-	(148.9)
Issuance of long-term debt	248.8	-
Repayments of long-term debt	(196.8)	(4.9)
Fees paid related to financing activities	(3.5)	(0.6)
Deferred acquisition payments	(10.0)	(10.0)
Dividends paid	(34.4)	(33.8)
Distribution to noncontrolling interest	(8.4)	(7.7)
Share-based compensation plan activity	(6.4)	(4.7)
Net cash used in financing activities	(10.7)	(61.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	(4.4)
Net change in cash and cash equivalents	73.7	(52.8)
Cash and cash equivalents at beginning of period	166.8	166.5
Cash and cash equivalents at end of period	$240.5	$113.7

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature.

Our financial condition as of, and our operating results for, the three and nine month periods ended September 30, 2015 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2015 or any other interim period.

On September 30, 2015, the Company entered into and consummated an asset purchase agreement (the “Asset Purchase Agreement”) between INEOS Americas LLC (“INEOS”) and Axiall LLC, a wholly-owned subsidiary of the Company, pursuant to which the Company sold its aromatics business to INEOS. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former aromatics business as discontinued operations when the sale was consummated. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows for the three and nine months ended September 30, 2015 and 2014, and the related notes to the unaudited condensed consolidated financial statements have been adjusted to reflect the presentation of the results of operations and cash flows of the former aromatics business as discontinued operations. These adjustments primarily related to the discontinued operations of our aromatics business and did not impact the Company’s consolidated net income (loss) attributable to Axiall. Refer to Note 3 for additional information relating to this sale.

During the three months ended September 30, 2015, the Company changed the method used to estimate the interest and service cost components of net periodic cost for its post-retirement benefit plans. See Note 13 for a discussion of this change. There has been no material changes in the significant accounting policies followed by us during the three and nine months ended September 30, 2015 from those disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Annual Report”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in the 2014 Annual Report. Unless the context otherwise requires, references to “Axiall,” the “Company,” “we,” “our” or “us,” means Axiall Corporation and its consolidated subsidiaries.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three and nine month periods ended September 30, 2015 and 2014. Diluted earnings (loss) per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three and nine month periods ended September 30, 2015 and 2014, adjusted for the dilutive effect of employee share-based compensation and other share-based compensation awards.

Due to the net loss from continuing operations in the three and nine months ended September 30, 2015, all common stock equivalents were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions, however, the distributions for these restricted stock units do not have a material impact on our earnings (loss) per share calculation.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted earnings (loss) per share from continuing operations attributable to Axiall and discontinued operations for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Numerator
Income (loss) from continuing operations	$(797.5)	$43.5	$(785.7)	$63.2
Less net income (loss) attributable to noncontrolling interest	(22.9)	0.6	(19.8)	2.5
Income (loss) from continuing operations attributable to Axiall	(774.6)	42.9	(765.9)	60.7
Income (loss) from discontinued operations	5.0	1.6	6.3	(0.6)
Consolidated net income (loss) attributable to Axiall	$(769.6)	$44.5	$(759.6)	$60.1

Denominator
Weighted average common shares outstanding, basic	70.6	70.2	70.4	70.0
Dilutive impact of stock options and other share- based awards	-	0.4	-	0.6
Weighted average common shares outstanding, diluted	70.6	70.6	70.4	70.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings (loss) per share attributable to Axiall:
Basic earnings (loss) per share from continuing operations attributable to Axiall	$(10.98)	$0.61	$(10.88)	$0.87
Basic earnings (loss) per share from discontinued operations	0.08	0.03	0.09	(0.01)
Basic earnings (loss) per share attributable to Axiall	$(10.90)	$0.64	$(10.79)	$0.86

Diluted earnings (loss) per share attributable to Axiall:
Diluted earnings (loss) per share from continuing operations attributable to Axiall	$(10.98)	$0.61	$(10.88)	$0.86
Diluted earnings (loss) per share from discontinued operations	0.08	0.02	0.09	(0.01)
Diluted earnings (loss) per share attributable to Axiall	$(10.90)	$0.63	$(10.79)	$0.85

3.	DISCONTINUED OPERATIONS

On September 30, 2015, the Company entered into and consummated the transactions contemplated by the Asset Purchase Agreement between INEOS and Axiall LLC, a wholly-owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, INEOS acquired certain assets used in the Company’s aromatics business, including but not limited to, its cumene production facility located in Pasadena, Texas. The Company retained the land and plant at its phenol, acetone and alpha-methylstyrene production facility located in Plaquemine, Louisiana (the “Plaquemine Phenol Facility”), which is part of a broader set of other Axiall facilities located in Plaquemine. In addition, the Company retained the following assets associated with its aromatics business: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) inventory, other than certain raw materials and work-in-process inventory at its Pasadena facility. The Company has discontinued the manufacture of products at its Plaquemine Phenol Facility, and expects to dismantle and shut-down that facility.

At closing, the Company received $52.4 million in cash which consisted of: (i) the selling price of $47.4 million, pursuant to which we recorded a pre-tax gain of $14.1 million on the disposition and a write-down of the assets at our Plaquemine Phenol Facility, the net effect of which is reflected in income (loss) from discontinued operations on our unaudited condensed consolidated statements of operations; and (ii) a $5.0 million advance toward the cost of decommissioning and dismantling our Plaquemine Phenol Facility. That advance is recorded as an accrued liability in our unaudited condensed consolidated balance sheets. The Company has met certain terms and conditions set forth in the Asset Purchase Agreement that entitle it to receive $5.5 million of contingent consideration during the fourth quarter of 2015. The Company expects to record the $5.5 million payment as a gain in the fourth quarter of 2015 upon receipt. In addition, the Company may receive an additional $5.0 million from INEOS to help defray the costs of decommissioning and dismantling the Plaquemine Phenol Facility. The Company’s receipt of all or any portion of the remaining $5.0 million that INEOS may be required to pay and its right to retain the $5.0 million advance will depend on the amount of costs incurred by us to decommission and dismantle the Plaquemine Phenol Facility.

The following represents major classes of assets and liabilities related to the discontinued operations included in our unaudited condensed consolidated balance sheets as of the following dates:

	September 30,	December 31,
(In millions)	2015	2014
Receivables, net	$33.5	$36.4
Inventories	23.9	31.8
Property, plant and equipment, net	-	29.6
Total assets	$57.4	$97.8

Accounts payable	$23.6	$30.9
Accrued compensation	0.3	0.3
Other accrued liabilities	8.5	1.4
Non-current liabiliies	-	3.8
Total liabilities	$32.4	$36.4

Net assets	$25.0	$61.4

Operating results of the discontinued operations for the three and nine month periods ended September 30, 2015 and 2014 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net sales	$125.1	$222.2	$400.0	$594.2
Operating costs and expenses:
Cost of sales	127.3	219.0	399.6	591.3
Selling, general and administrative expenses	0.9	1.2	2.9	3.8
Total operating costs and expenses	128.2	220.2	402.5	595.1
Operating income (loss) from discontinued operations	(3.1)	2.0	(2.5)	(0.9)
Net gain from the sale of aromatics	14.1	-	14.1	-
Income (loss) from discontinued operations	11.0	2.0	11.6	(0.9)
Provision for (benefit from) income taxes of discontinued operations	6.0	0.4	5.3	(0.3)
Net income (loss) from discontinued operations	$5.0	$1.6	$6.3	$(0.6)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations for the three and nine month periods ended September 30, 2015 and 2014 are included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Depreciation and amortization	$0.6	$0.6	$1.9	$1.4
Capital expenditures	0.2	4.9	1.0	7.7

4.	RESTRUCTURING AND DIVESTITURE COSTS

During the three and nine months ended September 30, 2015, the Company initiated restructuring and divestiture activities that included: (i) the sale of our aromatics business; (ii) the reorganization of our building products segment comprising workforce and other expense reductions to drive cost savings; and (iii) changes to our corporate management structure.

Discontinued Operations - Aromatics

As discussed in Note 3, the Company expects to incur additional costs with respect to the decommissioning and dismantling of our Plaquemine Phenol Facility. Such costs, some of which may be capitalized, may exceed $20 million for which INEOS may be obligated to reimburse the Company up to $10.0 million. The Company received $5.0 million of that amount as an advance upon the closing of the sale of the aromatics business. The Company’s receipt of all or any portion of the remaining $5.0 million that INEOS may be required to pay and its right to retain the $5.0 million advance will depend on the amount of costs incurred by us in the decommissioning of the Plaquemine Phenol Facility.

Chlorovinyls

During the three and nine month periods ended September 30, 2015, our chlorovinyls segment incurred divestiture costs of $0.2 million and $0.4 million, respectively, related to the exit and disposal activities of two immaterial product lines. There were no divestiture related costs during the three and nine month periods ended September 30, 2014.

Building Products

During the three and nine month periods ended September 30, 2015, we incurred: (i) $2.2 million in warranty costs that the Company honored for a previously disposed product line in our building products segment; and (ii) $1.2 million and $1.3 million for severance costs related to management restructuring and workforce reduction charges in our building products segment. Certain payments under these arrangements are expected to conclude by April 1, 2016.

In September of 2013 we initiated a formal plan of restructuring in our building products segment consisting of various cost savings initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies (the “2013 Building Products Restructuring Plan”): (i) during the three and nine month periods ended September 30, 2014 we incurred $1.0 million and $3.9 million, respectively, for severance related and other expense reduction costs to consolidate certain manufacturing operations; (ii) during the nine months ended September 30, 2015, we recognized an impairment charge of $0.3 million to write-down certain long-lived assets to their fair value in our windows and doors reporting unit related to the sale of land and buildings; and (iii) during the three and nine months ended September 30, 2014, we recognized an impairment charge to write-down certain long-lived assets to their estimated fair values of $0.3 million and $1.0 million, respectively, associated with the consolidation of certain building product manufacturing facilities.

Corporate

Restructuring costs included severance costs of $3.6 million for both the three and nine month periods ended September 30, 2015 relating to the separation of certain executives under the terms of the Company's severance plans and policies, of which we paid $0.5 million during the nine months ended September 30, 2015. The payments under these separation arrangements are expected to conclude by April 1, 2016. In addition, during the three and nine months ended September 30, 2015 the company incurred $2.8 million and $3.6 million, respectively, in costs associated with divestiture activity, primarily for the sale of our aromatics business and with the strategic review of our building products segment as announced in the second quarter of 2015.

5.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2015-11 – Inventory (Topic 330). The amendments in this update apply to entities that measure inventory using the first-in, first-out or average cost methods. Under this guidance, such entities are required to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory valued using the last-in, first-out and the retail inventory methods. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 – Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this Update provide explicit guidance to companies about fees paid in cloud-based computing arrangements for various hosting services. Previous GAAP guidance did not include such explicit direction. Specifically, the Update stipulates that if a cloud-based computing arrangement includes a software license, the company should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud-based computing arrangement does not include a software license, the company should account for the arrangement as a service contract. The guidance does not change the accounting treatment for service contracts. However, all software licenses within the scope of this Update should be accounted for consistent with other licenses of intangible assets. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 – Interest-Imputation of Interest (Subtopic 835-30). The amendments in this Update simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the accounting treatment for debt discounts. Previous GAAP guidance was different from International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board, which requires transactions to be deducted from the carrying value of the financial liability and not recorded as a separate asset, and conflicted with other FASB standards, specifically FASB Concept Statement 6. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and early adoption is permitted. We are evaluating the amendments in this Update and do not expect a material impact to the presentation of our unaudited condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810)-Amendments to the Consolidation Analysis to assist companies in evaluating whether certain legal entities should be consolidated. The ASU stipulates that all legal entities are subject to reevaluation under the revised consolidation model in the guidance. This Update reduces the number of consolidation models, simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity under certain circumstances based solely on its fee arrangement when certain criteria are met. This reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”). The Update changes the consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2015. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In June 2014, FASB issued ASU 2014‑12 – Compensation-Stock Compensation (Topic 718). Under this Update: Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), a performance target that affects vesting, and that could be achieved after the requisite service period, would be treated as a performance condition. GAAP did not address these issues. The Update states that a reporting entity should apply existing guidance in Topic 718 to account for awards with performance conditions that affect the vesting of such awards. As such, the performance target should not be reflected in estimating the grant‑date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Earlier adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09 – Revenue from Contracts with Customers. The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This Update provides for a one year deferral of the effective date of ASU 2014-09. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch‑up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our unaudited condensed consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

6.	INVENTORIES

As of September 30, 2015 and December 31, 2014, the major classes of inventories were as follows:

	September 30,	December 31,
(In millions)	2015	2014
Raw materials	$104.8	$109.8
Work-in-process	2.7	2.6
Finished goods	229.8	209.5
Inventories	$337.3	$321.9

7.	PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	September 30,	December 31,
(In millions)	2015	2014
Chemical manufacturing plants	$1,307.8	$1,299.5
Machinery and equipment	1,128.3	1,080.0
Buildings	188.0	199.5
Land and land improvements	164.0	176.5
Construction-in-progress	117.4	84.6
Property, plant and equipment, at cost	2,905.5	2,840.1
Less: accumulated depreciation	1,301.8	1,204.0
Property, plant and equipment, net	$1,603.7	$1,636.1

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets. The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization. During the three months ended September 30, 2015, we determined there were indicators that required us to perform an interim impairment test in our reporting units that carry goodwill and other indefinite-lived intangible assets. These factors included, but were not limited to, the operating results during the nine months ended September 30, 2015, the sustained deterioration of market conditions in certain of our industries and the resulting decline in our market capitalization. Based on our analysis, we concluded there was no impairment for our other indefinite-lived intangible assets.

Impairment testing for goodwill is a two-step test performed at the reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses (the “income approach”) and market multiple analyses (the “market approach”), in estimating fair value. The weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic and operational plans with regard to our business units. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic or operational plans, it is possible that goodwill not currently impaired, may become impaired in the future. Based on our analysis conducted during the three months ended September 30, 2015, we concluded that the estimated fair values of our compound, mouldings and siding reporting units exceeded the carrying values in each respective unit by more than 10 percent. We also concluded that the estimated fair value of our chlor-alkali and derivatives reporting unit was lower than its carrying value, and consequently, we proceeded with the second step of the goodwill impairment test in order to measure the magnitude of impairment, if any.

That second-step testing considered management’s revised assessment of the operating results and projected cash flows for our chlor-alkali and derivatives reporting unit, the sustained deterioration in market conditions for the chlor-alkali and derivatives industries, and the decline in our market capitalization below book value. Based on the results of the second-step test, the Company recorded its best estimate of a preliminary goodwill impairment charge of $847.8 million related to our chlor-alkali and derivatives reporting unit during the three months ended September 30, 2015. Further reductions in our future projections of operating results and cash flows from our chlor-alkali and derivatives reporting unit, or certain reporting units in our building products business, or a further deterioration of market conditions in the chlor-alkali and derivatives or building products industries in which we operate, among other factors, could result in the Company incurring additional goodwill impairment charges for one or more of those reporting units.

Goodwill. As of September 30, 2015, we have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor‑alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit. The following table provides the detail of the changes made to goodwill during the nine months ended September 30, 2015.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Accumulated impairment losses	(59.6)	(150.4)	(210.0)
Net goodwill at December 31, 2014	$1,731.2	$9.8	$1,741.0

Gross goodwill at December 31, 2014	$1,790.8	$160.2	$1,951.0
Goodwill impairment charge	(847.8)	-	(847.8)
Foreign currency translation adjustment	(21.5)	-	(21.5)
Gross goodwill at September 30, 2015	921.5	160.2	1,081.7
Accumulated impairment losses	(59.6)	(150.4)	(210.0)
Net goodwill at September 30, 2015	$861.9	$9.8	$871.7

Indefinite‑lived intangible assets. As of September 30, 2015 and December 31, 2014, our indefinite‑lived intangible assets consisted of certain trade names with a carrying value of $5.9 million and $6.0 million, respectively, net of cumulative translation adjustment.

Definite‑lived intangible assets. As of September 30, 2015 and December 31, 2014, we had definite‑lived intangible assets related to: (i) customer relationships, supply contracts, technology and trade names in our chlorovinyls segment; and (ii) customer relationships and technology in our building products segment. The following table provides the definite‑lived intangible assets, by reportable segment, as of September 30, 2015 and December 31, 2014.

	Chlorovinyls		Building Products		Total
(In millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Gross carrying amounts:
Customer relationships	$1,142.3	$1,142.3	$32.2	$32.2	$1,174.5	$1,174.5
Supply contracts	42.6	42.6	-	-	42.6	42.6
Technology	14.9	14.9	17.4	17.4	32.3	32.3
Trade names	6.0	6.0	-	-	6.0	6.0
Total	1,205.8	1,205.8	49.6	49.6	1,255.4	1,255.4
Accumulated impairment charges:
Customer relationships	(2.9)	(2.6)	-	-	(2.9)	(2.6)
Total	(2.9)	(2.6)	-	-	(2.9)	(2.6)
Accumulated amortization:
Customer relationships	(167.4)	(121.1)	(13.3)	(12.1)	(180.7)	(133.2)
Supply contracts	(5.6)	(4.1)	-	-	(5.6)	(4.1)
Technology	(1.8)	(1.3)	(13.8)	(12.7)	(15.6)	(14.0)
Trade names	(0.9)	(0.7)	-	-	(0.9)	(0.7)
Total	(175.7)	(127.2)	(27.1)	(24.8)	(202.8)	(152.0)
Foreign currency translation adjustment:
Customer relationships	(23.4)	(14.2)	(0.1)	-	(23.5)	(14.2)
Total	(23.4)	(14.2)	(0.1)	-	(23.5)	(14.2)
Net carrying amounts:
Customer relationships	948.6	1,004.4	18.8	20.1	967.4	1,024.5
Supply contracts	37.0	38.5	-	-	37.0	38.5
Technology	13.1	13.6	3.6	4.7	16.7	18.3
Trade names	5.1	5.3	-	-	5.1	5.3
Total	$1,003.8	$1,061.8	$22.4	$24.8	$1,026.2	$1,086.6

The weighted average estimated useful lives remaining for customer relationships, supply contracts, technology and definite‑lived trade names are approximately 15 years, 17 years, 16 years and 14 years, respectively, as of September 30, 2015. Amortization expense for the definite‑lived intangible assets was $16.5 million and $16.8 million for the three months ended September 30, 2015 and 2014, respectively, and $49.8 million and $50.4 million for the nine months ended September 30, 2015 and 2014, respectively. The estimated annual amortization expense for definite‑lived intangible assets for the next five fiscal years is approximately $66.4 million per year.

9.	OTHER ASSETS, NET

As of September 30, 2015 and December 31, 2014, other assets, net of accumulated amortization, consisted of the following:

	September 30,	December 31,
(In millions)	2015	2014
Deferred financing costs, net	$23.1	$26.2
Deferred income taxes	21.1	21.1
Advances to and investments in joint ventures, net	21.5	14.7
Other	6.7	7.8
Total other assets, net	$72.4	$69.8

10.	LONG‑TERM DEBT AND LEASE FINANCING OBLIGATION

As of September 30, 2015 and December 31, 2014, our long‑term debt consisted of the following:

		September 30,	December 31,
(In millions)	Maturity Date	2015	2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.7 million at September 30, 2015)	February 27, 2022	245.5	-
ABL Revolver	December 17, 2019	-	-
Total debt		1,383.5	1,330.6
Less: current portion of long-term debt		(2.5)	(2.8)
Long-term debt, net		$1,381.0	$1,327.8

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

4.875 Notes

On February 1, 2013, Axiall Corporation issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023, which bear interest at a rate of 4.875 percent per annum (the "4.875 Notes"). Interest payments on the 4.875 Notes commenced on May 15, 2013 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

Term Loan

On February 27, 2015, Axiall Holdco, Inc., a wholly‑owned subsidiary of the Company (“Axiall Holdco”), entered into a credit agreement with a syndicate of financial institutions (the “Term Loan Agreement”) for a new $250 million term loan facility (the “New Term Loan Facility”) to refinance the principal amount outstanding under the Company’s existing term loan facility, to pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company’s existing and future wholly‑owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, Axiall Corporation and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company’s consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of September 30, 2015, outstanding borrowings under the Company’s New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

ABL Revolver

The Company’s second amended and restated asset based revolving credit facility (the “ABL Revolver”), which the Company entered into in December 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

As of September 30, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at September 30, 2015 was approximately $438.8 million, net of outstanding letters of credit totaling $81.9 million. As of September 30, 2015, the applicable rate for future borrowings would have been 3.20 percent to 3.75 percent based on LIBOR or certain United States index rates, plus the applicable margin under the ABL Revolver.

As of September 30, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of September 30, 2015 and December 31, 2014, we had a lease financing obligation of $82.2 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of September 30, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer‑lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $82.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of September 30, 2015 are $1.2 million in 2015, $4.8 million in 2016, and $1.2 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of September 30, 2015.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long‑term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair value of our New Term Loan Facility is based on present rates for indebtedness with similar amounts, durations and credit risk. Our commodity purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments. When computed for the purposes of impairment testing, the fair values of our goodwill and other acquired intangible assets are determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 8 of the notes to the unaudited condensed consolidated financial statements.

The FASB’s ASC 820‑10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company’s own data.

The following is a summary of the carrying amounts and estimated fair values of our long‑term debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes	$688.0	$585.7	$688.0	$651.9
4.875 Notes	$450.0	$378.8	$450.0	$426.7
Level 2:
Long-term debt:
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	$-	$-	$192.6	$194.4
Term Loan (net of debt issuance costs and discounts totaling $2.7 million at September 30, 2015)	$245.5	$249.9	$-	$-
Derivative instruments:
Commodity purchase contracts	$(3.2)	$(3.2)	$(12.9)	$(12.9)

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

We also enter into derivative financial instruments that are designed to hedge risks but are not designated as hedging instruments. Changes in the fair values of these non‑designated hedging instruments are adjusted to fair values through earnings in our consolidated statements of operations.

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

12.	COMMITMENTS AND CONTINGENCIES

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

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer (“VCM”) manufacturing plant in Lake Charles, Louisiana. As of September 30, 2015, approximately 2,615 individuals had filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or estimable. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (iii) the parties’ respective litigation strategies; (iv) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (v) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (vi) the pre‑and‑post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vii) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

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

As of September 30, 2015 and December 31, 2014, we had reserves for environmental contingencies totaling approximately $42 million and $54 million, respectively, of which approximately $2 million and $12 million, respectively, were classified as current liabilities. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•

We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality (“LDEQ”) and various other parties for the environmental remediation of a portion of the Bayou d’Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of September 30, 2015 and December 31, 2014, we have reserved approximately $4 million and $18 million, respectively, for the costs associated with this matter. The decrease in the amount of this reserve is primarily due to spending against the reserve.

•

As of September 30, 2015 and December 31, 2014, we had reserved approximately $12 million and $15 million, respectively, for environmental contingencies related to on‑site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The

remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time. The reduction in the amount of this reserve is due to our assessment, during the quarter ended September 30, 2015, of the estimated costs to be incurred after September 30, 2015 to conduct this on-going remedial activity, and in particular, our assessment of the portion of the future operating costs of certain water treatment assets at our Lake Charles South Facility that should be allocated to this remediation project, as opposed to other non-remediation uses of those water treatment assets.

•

As of September 30, 2015 and December 31, 2014, we had reserved approximately $18 million and $15 million, respectively, for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the “Natrium Facility”). The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane, (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time. The increase in the amount of this reserve is due to our assessment, during the quarter ended September 30, 2015, of the estimated costs that will be incurred after September 30, 2015 to conduct this on-going remedial activity, and in particular, due to an increase in the estimated duration of the remediation period.

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

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemical companies, are currently required to file certain governmental reports relating to greenhouse gas (“GHG”) emissions. The U.S. Government has considered, and may in the future implement, restrictions or other controls on GHG emissions, any of which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the United States Environmental Protection Agency (the “EPA”) has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

•

In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the “Boiler MACT regulations”), which are aimed at controlling emissions of toxic air contaminants at covered facilities. The coal fired power plant at our Natrium Facility is our source most significantly impacted by the Boiler MACT regulations. Pursuant to these regulations, we must satisfy certain requirements by January 2016, and other requirements by March 2016. We expect to achieve compliance with all of these requirements by these deadlines.

•

In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride (“PVC”) and copolymer production (the “PVC MACT regulation”). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record‑keeping requirements. We have complied with certain requirements of the PVC MACT regulation by the April 2015 deadline. Due to extensions we received from the relevant governmental agencies, we have until

April 2016 to come into compliance with other requirements of the PVC MACT regulation, and we expect to achieve compliance with those requirements by that deadline. Following the issuance of the PVC MACT regulation, legal challenges were filed by the vinyl industry’s trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of the PVC MACT regulation. However, there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted, which could require us to incur further capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

•

In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor‑alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium Facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

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

13.	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and contributes to pension plans (“Pension Plans”) and other post-retirement benefit (“OPEB”) plans covering many of our United States employees, in whole or in part based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of post-retirement arrangements outside the United States, namely in Canada and Taiwan.

The Pension Plans provide benefits to certain employees and retirees and are closed to new hires. Effective January 31, 2014, amendments to the Pension Plans for United States non‑bargained employees froze all future benefit accruals for non‑bargained employees who were not already frozen. The financial impact of these amendments to the Pension Plans was recognized in the fourth quarter of 2013.

The OPEB plans are unfunded and provide medical and life insurance benefits for certain employees and their dependents.

Recently approved amendments to the OPEB plans were made to further deliver retiree medical benefits through health reimbursements account contributions and to further limit life insurance benefits. Effective January 1, 2016, the majority of Medicare and non-Medicare eligible retirees will receive retiree medical benefits through health reimbursement account contributions. In addition, effective January 1, 2016, most life insurance benefits for non-bargained retirees were eliminated and a sunset period was provided for life insurance benefits for the majority of other retirees. These OPEB benefit changes were approved and communicated to participants in August 2015 and the quantitative financial impact is reflected beginning in the third quarter of 2015. These changes reduced the OPEB benefit obligation by $29.8 million and the resulting prior service credit will be amortized through 2025.

In connection with the OPEB plan amendments, the benefit obligation was remeasured using current assumptions as of that date, including the SOA mortality tables “RPH-2014” and an alternative generational improvement scale published by the SOA “BB-2D”. The discount rate used to remeasure the OPEB plan obligation, at September 1, 2015 was 3.59 percent compared to 3.90 percent at December 31, 2014.

In the third quarter of 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for U.S. pension and other postretirement benefits. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.

We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. While the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates will reduce the service and interest cost for the OPEB plan for the last four months of fiscal 2015 by $0.2 million. For the OPEB plan, the spot rates used to determine service and interest costs ranged from 0.65 percent to 5.01 percent and 0.65 percent to 5.01 percent, respectively. Under the Company’s prior methodology, these rates would have resulted in weighted-average rates for service and interest costs of 3.59 percent and 3.59 percent, respectively. The new approach will be used to measure the service and interest cost for our other US pension plans in 2016. Based on current economic conditions, we estimate the service cost and interest cost for those plans will be reduced by approximately $7.0 million in 2016 as a result of the change.

The following tables detail the pension and postretirement benefit income, including the effect of the OPEB remeasurement for the three and nine month periods ended September 30, 2015 and 2014:

	Pensions Three Months Ended September 30,		OPEB Benefits Three Months Ended September 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit income:
Interest cost	$(7.7)	$(7.9)	$(0.9)	$(1.1)
Service cost	(1.1)	(0.9)	(0.2)	(0.2)
Expected return on assets	11.4	11.8	-	-
Amortization of:
Prior service credit	-	-	2.5	2.2
Actuarial gain (loss)	(0.7)	0.1	-	-
Total net periodic benefit income	$1.9	$3.1	$1.4	$0.9

	Pensions Nine Months Ended September 30,		OPEB Benefits Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit income:
Interest cost	$(23.1)	$(23.7)	$(3.1)	$(3.3)
Service cost	(3.3)	(2.7)	(0.6)	(0.6)
Expected return on assets	34.2	35.4	-	-
Amortization of:
Prior service credit	-	-	7.1	6.8
Actuarial gain (loss)	(2.1)	0.3	-	-
Total net periodic benefit income	$5.7	$9.3	$3.4	$2.9

Contributions

There were no significant contributions to the pension plan trusts during the three and nine months ended September 30, 2015 and 2014. We estimate that we will make payments of approximately $1.9 million for benefit payments and contributions related to our Pension Plans and $8.9 million for benefit payments related to OPEB plans for the year ending December 31, 2015.

Defined Contribution Plans

Most of our employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.6 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively, and $10.9 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes: (i) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long‑term nature; (ii) unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) equity investee’s other comprehensive income or loss items; and (iv) adjustments to pension and OPEB plan liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, as of September 30, 2015 and December 31, 2014, and changes within those periods are as follows:

(In millions)	Foreign Currency Items	Derivative Cash Flow Hedges	Accrued Pension and OPEB Plan Liabilities	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(20.4)	$(8.3)	$(45.0)	$(73.7)

Other comprehensive income (loss) before reclassifications	(57.0)	13.0	22.4	(21.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	(6.0)	(3.1)	(9.1)
Net current period other comprehensive income (loss)	(57.0)	7.0	19.3	(30.7)

Balance at September 30, 2015	$(77.4)	$(1.3)	$(25.7)	$(104.4)

Other Comprehensive Loss

Other comprehensive loss is derived from adjustments to reflect: (i) changes in foreign currency translation adjustments; (ii) the unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) changes in equity investee’s other comprehensive income or loss; and (iv) adjustments to pension and OPEB plan liabilities. The components of other comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Change in foreign currency translation adjustment:
Foreign currency translation adjustments	$(46.3)	$(27.4)	$(69.6)	$(29.3)
Tax benefit	(6.9)	(10.8)	(8.8)	(11.4)
Foreign currency translation adjustments, net of tax	$(39.4)	$(16.6)	$(60.8)	$(17.9)

Change in derivative cash flow hedges:
Commodity hedge contracts	$0.2	$1.8	$7.3	$1.7
Equity interest in investee's other comprehensive income (loss)	-	(0.4)	3.9	(0.9)
Pre-tax amount	0.2	1.4	11.2	0.8
Tax expense	0.1	0.5	4.2	0.3
Derivative cash flow hedges, net of tax	$0.1	$0.9	$7.0	$0.5

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.8)	$(2.3)	$(5.0)	$(7.1)
Other pension and OPEB plan adjustments	35.7	-	36.1	-
Pre-tax amount	33.9	(2.3)	31.1	(7.1)
Tax expense (benefit)	12.7	(0.9)	11.8	(2.7)
Pension and OPEB liability adjustments, net of tax	$21.2	$(1.4)	$19.3	$(4.4)

Other comprehensive loss, before income taxes	$(12.2)	$(28.3)	$(27.3)	$(35.6)
Tax expense (benefit) for the period	5.9	(11.2)	7.2	(13.8)
Other comprehensive loss, net of tax	$(18.1)	$(17.1)	$(34.5)	$(21.8)

The components of other comprehensive loss that have been reclassified during the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated
(In millions)	2015	2014	2015	2014	Statements of Operations
Details about other comprehensive loss components:
Change in derivative cash flow hedges:
Loss on derivative cash flow hedges	$(1.0)	$-	$(9.7)	$-	Cost of sales
Tax benefit	(0.4)	-	(3.7)	-	Provision for income taxes
Reclassifications for the period, net of tax	$(0.6)	$-	$(6.0)	$-

Change in pension and OPEB liability adjustments:
Amortization of actuarial gain (loss) and prior service credit	$(1.8)	$(2.3)	$(5.0)	$(7.1)	Cost of sales and selling, general and administrative expenses
Tax benefit	(0.7)	(0.9)	(1.9)	(2.7)	Provision for income taxes
Reclassifications for the period, net of tax	$(1.1)	$(1.4)	$(3.1)	$(4.4)

15.	INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In our chlorovinyls segment, we have a 50 percent ownership interest in RS Cogen, LLC (“RS Cogen”), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take‑or‑pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly‑owned subsidiary of Entergy Corporation (“Entergy”) in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas‑fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall’s future commitment to purchase electricity and steam from the joint venture per the take‑or‑pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of September 30, 2015, our future commitment under the take‑or‑pay arrangement approximates $167.1 million in the aggregate, with purchases during the three and nine months ended September 30, 2015 totaling $6.5 million and $19.4 million, respectively, compared to purchases of $6.3 million and $18.7 million during the three and nine months ended September 30, 2014, respectively.

RS Cogen is a variable interest entity under GAAP. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen’s two owners and, thus, Axiall does not consider itself to be the joint venture’s primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. We have recorded our investment in RS Cogen in other assets in the accompanying unaudited condensed consolidated balance sheets and our share of investee earnings in cost of goods sold in the unaudited condensed consolidated statements of operations.

The following table summarizes our maximum exposure to loss associated with RS Cogen as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(In millions)	2015	2014
Investment in and net advances to RS Cogen	$12.1	$4.6
Supply contracts	37.0	38.5
Maximum exposure to loss	$49.1	$43.1

We produce chlorine, caustic soda, hydrogen, hydrochloric acid (“HCL”) and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. (“TCI”), a joint venture in which we own a 60 percent interest and consolidate in our unaudited condensed consolidated financial statements in our chlorovinyls segment. The following table presents a reconciliation of our minority partner’s ownership interest, reported as noncontrolling interest:

	Nine Months Ended September 30,
(In millions)	2015	2014
Noncontrolling interest - beginning of period	$107.9	$119.4
Net income (loss) attributable to noncontrolling interest	(19.8)	2.5
Other comprehensive loss attributable to noncontrolling interest	(3.8)	(3.2)
Distribution to noncontrolling interest	(8.4)	(7.7)
Noncontrolling interest - end of period	$75.9	$111.0

16.	SHARE‑BASED COMPENSATION

We have granted various types of share‑based payment awards to participants in the form of time based restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and stock option grants. The key terms of our RSUs, PRSUs and our stock option grants, including all financial disclosures, are set forth in the 2014 Annual Report.

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

Share-based Compensation Expense

Information regarding our share-based compensation expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Share-based compensation expense	$0.2	$4.7	$7.9	$11.8
Income tax provision related to share-based compensation expense	(0.1)	(1.6)	(2.5)	(4.1)
After tax share-based compensation expense	$0.1	$3.1	$5.4	$7.7

During the three and nine months ended September 30, 2015, we reversed approximately $3.0 million of expense related to share-based compensation due to the forfeiture of RSUs and PRSUs held by certain executive officers of the Company whose employment with the Company terminated prior to the vesting of those RSUs and PRSUs.

17.	INCOME TAXES

Our effective income tax rates for the three and nine months ended September 30, 2015 were 4.1 percent and 3.7 percent, respectively, compared to 17.0 percent and 16.8 percent, respectively, for the three and nine months ended September 30, 2014. The effective income tax rates were determined using the estimated annual effective tax rate after considering discrete income tax items for each respective period. The effective income tax rates for the three and nine months ended September 30, 2015 were lower than the United States statutory federal income tax rate primarily due to the unfavorable permanent difference for the preliminary goodwill impairment charge during the three and nine months ended September 30, 2015 that is not deductible for income tax purposes. The effective income tax rates for the three and nine month periods ended September 30, 2014 were lower than the United States statutory federal income tax rate primarily due to various permanent differences, including deductions for manufacturing as well as the favorable impact of changes in uncertain tax positions of $4.5 million and $8.0 million for the three and nine month periods ended September 30, 2014, respectively.

18.	SEGMENT INFORMATION

As discussed in Note 3, as of September 30, 2015, the Company sold its aromatics business, including its cumene plant located in Pasadena, Texas, and subsequently ceased production at its Plaquemine Phenol Facility in October 2015, and plans to dismantle and shut-down that facility. As such, prospectively, we will manage our operating activities in two reportable segments: (i) chlorovinyls; and (ii) building products. These two segments reflect the organization used by our management to allocate resources and for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor‑alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) (“EDC”), chlorinated solvents, calcium hypochlorite, HCL and compound products (vinyl compounds, compound additives and plasticizers)). Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products; and (ii) outdoor building products, which includes siding, exterior accessories, pipe and pipe fittings.

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for (benefit from) income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income (loss) to consolidated income (loss) before income taxes for the three and nine month periods ended September 30, 2015 and 2014 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Eliminations, Unallocated and Other	Total
Three Months Ended September 30, 2015
Net sales	$626.4	$248.0	$-	$874.4
Intersegment revenues	60.0	-	(60.0)	-
Total net sales	$686.4	248.0	(60.0)	$874.4

Operating income (loss)	$(812.1)	20.2	(19.4)	$(811.3)
Interest expense, net				(19.6)
Foreign exchange loss				(0.5)
Loss from continuing operations before income taxes				$(831.4)

Three Months Ended September 30, 2014
Net sales	$769.4	$277.8	$-	$1,047.2
Intersegment revenues	75.4	-	(75.4)	-
Total net sales	$844.8	277.8	(75.4)	$1,047.2

Operating income	$69.6	24.0	(21.4)	$72.2
Interest expense, net				(19.5)
Foreign exchange loss				(0.3)
Income from continuing operatons before income taxes				$52.4

(In millions)	Chlorovinyls	Building Products	Eliminations, Unallocated and Other	Total
Nine Months Ended September 30, 2015
Net sales	$1,940.9	$664.8	$-	$2,605.7
Intersegment revenues	177.4	-	(177.4)	-
Total net sales	$2,118.3	664.8	(177.4)	$2,605.7

Operating income (loss)	$(730.5)	32.5	(55.5)	$(753.5)
Interest expense, net				(57.9)
Debt refinancing costs				(3.2)
Foreign exchange loss				(1.0)
Loss from continuing operations before income taxes				$(815.6)

Nine Months Ended September 30, 2014
Net sales	$2,229.5	$676.3	$-	$2,905.8
Intersegment revenues	195.1	-	(195.1)	-
Total net sales	$2,424.6	676.3	(195.1)	$2,905.8

Operating income	$159.5	27.4	(53.8)	$133.1
Interest expense, net				(56.9)
Foreign exchange loss				(0.2)
Income from continuing operatons before income taxes				$76.0

19.	GUARANTOR INFORMATION

Axiall Corporation is primarily a holding company for its 100-percent and majority owned subsidiaries. Payment obligations under the indentures for the 4.875 Notes issued by Axiall Corporation, the 4.625 Notes issued by Spinco and the Term Loan Credit Agreement under which Axiall Holdco is the borrower, as described in Note 10 of the notes to the unaudited condensed consolidated financial statements, are guaranteed by each of Axiall Corporation’s 100-percent owned domestic subsidiaries (including Spinco in the case of the 4.875 Notes), other than certain excluded subsidiaries. Axiall Corporation is also a guarantor under the 4.625 Notes issued by Spinco, and the Term Loan Credit Agreement.

As of September 30, 2015, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Noteco, Inc., Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the “Guarantor Subsidiaries”) and Spinco. As of September 30, 2015, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries. Royal Mouldings Limited and Exterior Portfolio, LLC, entities that previously were identified as Guarantor Subsidiaries, were merged into Royal Building Products (USA) Inc., another of the Guarantor Subsidiaries, during the nine months ended September 30, 2015, and Royal Building Products (USA) Inc. was the surviving entity in those mergers.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100-percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note 10 of the notes to the unaudited condensed consolidated financial statements, there are no restrictions on the ability of Axiall Corporation, Spinco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100-percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the guarantor financial statements reflect investments in 100-percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non‑guarantor subsidiaries of Axiall Corporation (the “Non‑Guarantor Subsidiaries”) is not included to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present the (i) guarantor condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, (ii) guarantor condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and (iii) guarantor condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (which excludes Spinco), the Guarantor Subsidiaries, including Spinco (which also includes entries necessary to eliminate Spinco’s investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non‑Guarantor Subsidiaries.

AXIALL CORPORATION

Guarantor Condensed Consolidating Balance Sheet

As of September 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$182.4	$182.4	$58.1	$-	$240.5
Receivables, net of allowance for doubtful accounts	15.5	-	394.7	374.7	94.6	(38.2)	446.6
Inventories	-	-	247.4	247.4	89.9	-	337.3
Prepaid expenses and other	0.7	-	29.2	29.2	6.6	(0.4)	36.1
Deferred income taxes	3.1	0.6	27.5	27.5	-	-	30.6
Current assets of discontinued operations	-	-	57.4	57.4	-	-	57.4
Total current assets	19.3	0.6	938.6	918.6	249.2	(38.6)	1,148.5
Property, plant and equipment, net	11.2	-	1,352.1	1,352.1	240.4	-	1,603.7
Long-term receivables—affiliates	900.0	-	-	-	-	(900.0)	-
Goodwill	-	-	723.2	723.2	148.5	-	871.7
Customer relationships, net	-	-	836.8	836.8	130.6	-	967.4
Other intangible assets, net	-	-	64.5	64.5	0.2	-	64.7
Other assets, net	15.9	10.1	42.0	52.0	4.5	-	72.4
Investment in subsidiaries	1,267.3	1,865.2	493.6	493.6	-	(1,760.9)	-
Total assets	$2,213.7	$1,875.9	$4,450.8	$4,440.8	$773.4	$(2,699.5)	$4,728.4
Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	30.3	35.3	220.6	236.0	39.7	(38.2)	267.8
Interest payable	8.6	4.2	-	4.2	-	-	12.8
Income taxes payable	-	-	15.8	15.8	-	(0.4)	15.4
Accrued compensation	7.3	-	25.8	25.8	11.1	-	44.2
Other accrued liabilities	15.3	-	58.0	58.0	35.7	-	109.0
Current liabilities of discontinued operations	-	-	32.4	32.4	-	-	32.4
Total current liabilities	61.5	39.5	355.1	374.7	86.5	(38.6)	484.1
Long-term debt, excluding the current portion of long-term debt	450.0	688.0	243.0	931.0	-	-	1,381.0
Long-term payables—affiliates	-	900.0	-	900.0	-	(900.0)	-
Lease financing obligation	-	-	-	-	82.2	-	82.2
Deferred income taxes	16.2	-	656.1	655.4	32.2	-	703.8
Pension and other post-retirement benefits	4.2	-	188.9	188.9	9.4	-	202.5
Other non-current liabilities	24.8	-	114.8	114.8	9.3	(7.0)	141.9
Total liabilities	556.7	1,627.5	1,557.9	3,164.8	219.6	(945.6)	2,995.5
Equity:
Total Axiall stockholders’ equity	1,657.0	248.4	2,892.9	1,276.0	477.9	(1,753.9)	1,657.0
Noncontrolling interest	-	-	-	-	75.9	-	75.9
Total equity	1,657.0	248.4	2,892.9	1,276.0	553.8	(1,753.9)	1,732.9
Total liabilities and equity	$2,213.7	$1,875.9	$4,450.8	$4,440.8	$773.4	$(2,699.5)	$4,728.4

AXIALL CORPORATION

Guarantor Condensed Consolidating Balance Sheet

As of December 31, 2014

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$78.2	$78.2	$88.6	$-	$166.8
Receivables, net of allowance for doubtful accounts	162.8	-	473.3	457.5	71.4	(261.1)	430.6
Inventories	-	-	225.2	225.2	96.7	-	321.9
Prepaid expenses and other	0.1	-	83.0	83.0	6.6	-	89.7
Deferred income taxes	3.1	-	24.9	24.9	-	-	28.0
Current assets of discontinued operations	-	-	68.2	68.2	-	-	68.2
Total current assets	166.0	-	952.8	937.0	263.3	(261.1)	1,105.2
Property, plant and equipment, net	12.0	-	1,338.1	1,338.1	286.0	-	1,636.1
Long-term receivables—affiliates	1,292.9	-	-	-	-	(1,292.9)	-
Goodwill	-	-	1,493.7	1,493.7	247.3	-	1,741.0
Customer relationships, net	-	-	877.9	877.9	146.6	-	1,024.5
Other intangible assets, net	-	-	67.8	67.8	0.3	-	68.1
Non-current assets of discontinued operations	-	-	29.6	29.6	-	-	29.6
Other assets, net	17.0	12.4	31.7	44.0	9.4	(0.6)	69.8
Investment in subsidiaries	1,682.7	2,831.2	290.5	290.5	-	(1,973.2)	-
Total assets	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3
Liabilities and Equity:
Current portion of long-term debt	$-	$2.8	$-	$2.8	$-	$-	$2.8
Accounts payable	97.2	178.6	218.9	381.6	46.9	(261.1)	264.6
Interest payable	3.0	12.2	-	12.2	-	-	15.2
Income taxes payable	-	-	0.9	0.9	2.2	-	3.1
Accrued compensation	-	-	25.0	25.0	8.3	-	33.3
Other accrued liabilities	14.3	-	88.9	88.9	29.3	-	132.5
Current liabilities of discontinued operations	-	-	32.6	32.6	-	-	32.6
Total current liabilities	114.5	193.6	366.3	544.0	86.7	(261.1)	484.1
Long-term debt, excluding the current portion of long-term debt	450.0	877.8	-	877.8	-	-	1,327.8
Long-term payables—affiliates	-	900.0	-	900.0	392.9	(1,292.9)	-
Lease financing obligation	-	-	-	-	94.2	-	94.2
Deferred income taxes	10.0	-	720.4	720.4	37.7	(0.6)	767.5
Pension and other post-retirement benefits	4.4	-	235.7	235.7	10.4	-	250.5
Non-current liabilities of discontinued operations	-	-	3.8	3.8	-	-	3.8
Other non-current liabilities	110.6	-	114.9	114.9	9.0	(77.1)	157.4
Total liabilities	689.6	1,971.4	1,441.1	3,396.6	630.9	(1,631.7)	3,085.3
Equity:
Total Axiall stockholders’ equity	2,481.1	872.2	3,641.0	1,682.0	214.1	(1,896.1)	2,481.1
Noncontrolling interest	-	-	-	-	107.9	-	107.9
Total equity	2,481.1	872.2	3,641.0	1,682.0	322.0	(1,896.1)	2,589.0
Total liabilities and equity	$3,170.6	$2,843.6	$5,082.1	$5,078.6	$952.9	$(3,527.8)	$5,674.3

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$732.7	$732.7	$194.3	$(52.6)	$874.4
Operating costs and expenses:
Cost of sales	-	-	651.9	651.9	157.6	(52.6)	756.9
Selling, general and administrative expenses	8.8	-	43.6	43.6	16.2	-	68.6
Integration-related costs and other, net	1.5	-	0.9	0.9	-	-	2.4
Restructuring and divestiture costs	6.6	-	(0.3)	(0.3)	3.7	-	10.0
Goodwill impairment charges	-	-	770.5	770.5	77.3	-	847.8
Total operating costs and expenses	16.9	-	1,466.6	1,466.6	254.8	(52.6)	1,685.7
Operating loss	(16.9)	-	(733.9)	(733.9)	(60.5)	-	(811.3)
Other expense:
Interest income (expense), net	4.5	(20.1)	(2.3)	(22.3)	(1.8)	-	(19.6)
Foreign exchange loss	-	-	-	-	(0.5)	-	(0.5)
Equity in income (loss) of subsidiaries	(755.3)	(815.9)	(37.0)	(37.0)	-	792.3	-
Loss from continuing operations before income taxes	(767.7)	(836.0)	(773.2)	(793.2)	(62.8)	792.3	(831.4)
Provision for (benefit from) income taxes	1.9	3.6	(36.6)	(33.1)	(2.7)	-	(33.9)
Loss from continuing operations	(769.6)	(839.6)	(736.6)	(760.1)	(60.1)	792.3	(797.5)
Discontinued operations:
Income from discontinued operations	-	-	11.0	11.0	-	-	11.0
Provision for income taxes of discontinued operations	-	-	6.0	6.0	-	-	6.0
Net income from discontinued operations	-	-	5.0	5.0	-	-	5.0
Consolidated net loss	(769.6)	(839.6)	(731.6)	(755.1)	(60.1)	792.3	(792.5)
Less: net loss attributable to noncontrolling interest	-	-	-	-	(22.9)	-	(22.9)
Net loss attributable to Axiall	$(769.6)	$(839.6)	$(731.6)	$(755.1)	$(37.2)	$792.3	$(769.6)

Comprehensive loss attributable to Axiall	$(780.9)	$(831.2)	$(742.9)	$(766.4)	$(76.5)	$842.9	$(780.9)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$876.6	$876.6	$236.9	$(66.3)	$1,047.2
Operating costs and expenses:
Cost of sales	-	-	763.2	763.2	191.5	(66.3)	888.4
Selling, general and administrative expenses	12.2	-	46.6	46.6	19.7	-	78.5
Integration-related costs and other, net	2.4	-	1.5	1.5	2.9	-	6.8
Restructuring and divestiture costs	-	-	0.8	0.8	0.5	-	1.3
Total operating costs and expenses	14.6	-	812.1	812.1	214.6	(66.3)	975.0
Operating income (loss)	(14.6)	-	64.5	64.5	22.3	-	72.2
Other income (expense):
Interest income (expense), net	7.6	(22.0)	0.4	(21.6)	(5.5)	-	(19.5)
Foreign exchange loss	-	-	(0.2)	(0.2)	(0.1)	-	(0.3)
Equity in income (loss) of subsidiaries	49.5	(5.0)	6.6	6.6	-	(56.1)	-
Income (loss) from continuing operations before income taxes	42.5	(27.0)	71.3	49.3	16.7	(56.1)	52.4
Provision for (benefit from) income taxes	(2.0)	(6.3)	17.1	10.8	0.1	-	8.9
Income (loss) from continuing operations	44.5	(20.7)	54.2	38.5	16.6	(56.1)	43.5
Discontinued operations:
Income from discontinued operations	-	-	2.0	2.0	-	-	2.0
Provision for income taxes of discontinued operations	-	-	0.4	0.4	-	-	0.4
Net income from discontinued operations	-	-	1.6	1.6	-	-	1.6
Consolidated net income (loss)	44.5	(20.7)	55.8	40.1	16.6	(56.1)	45.1
Less: net income attributable to noncontrolling interest	-	-	-	-	0.6	-	0.6
Net income (loss) attributable to Axiall	$44.5	$(20.7)	$55.8	$40.1	$16.0	$(56.1)	$44.5

Comprehensive income (loss) attributable to Axiall	$29.3	$(28.9)	$49.2	$33.5	$10.1	$(43.6)	$29.3

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$2,225.6	$2,225.6	$536.6	$(156.5)	$2,605.7
Operating costs and expenses:
Cost of sales	-	-	1,972.4	1,972.4	443.2	(156.5)	2,259.1
Selling, general and administrative expenses	35.1	-	137.3	137.3	56.8	-	229.2
Integration-related costs and other, net	6.9	-	4.2	4.2	0.6	-	11.7
Restructuring and divestiture costs	7.6	-	(0.4)	(0.4)	4.2	-	11.4
Goodwill impairment charges	-	-	770.5	770.5	77.3	-	847.8
Total operating costs and expenses	49.6	-	2,884.0	2,884.0	582.1	(156.5)	3,359.2
Operating loss	(49.6)	-	(658.4)	(658.4)	(45.5)	-	(753.5)
Other expense:
Interest income (expense), net	15.0	(60.7)	(5.1)	(65.9)	(7.0)	-	(57.9)
Foreign exchange loss	-	-	(0.2)	(0.2)	(0.8)	-	(1.0)
Debt refinancing fees	-	(0.1)	(3.1)	(3.2)	-	-	(3.2)
Equity in income (loss) of subsidiaries	(725.9)	(828.0)	(26.2)	(26.2)	-	752.1	-
Loss from continuing operations before income taxes	(760.5)	(888.8)	(693.0)	(753.9)	(53.3)	752.1	(815.6)
Benefit from income taxes	(0.9)	(1.6)	(25.8)	(27.4)	(1.6)	-	(29.9)
Loss from continuing operations	(759.6)	(887.2)	(667.2)	(726.5)	(51.7)	752.1	(785.7)
Discontinued operations:
Income from discontinued operations	-	-	11.6	11.6	-	-	11.6
Provision for income taxes of discontinued operations	-	-	5.3	5.3	-	-	5.3
Net income from discontinued operations	-	-	6.3	6.3	-	-	6.3
Consolidated net loss	(759.6)	(887.2)	(660.9)	(720.2)	(51.7)	752.1	(779.4)
Less: net loss attributable to noncontrolling interest	-	-	-	-	(19.8)	-	(19.8)
Net loss attributable to Axiall	$(759.6)	$(887.2)	$(660.9)	$(720.2)	$(31.9)	$752.1	$(759.6)

Comprehensive loss attributable to Axiall	$(790.3)	$(853.6)	$(693.7)	$(753.0)	$(108.1)	$861.1	$(790.3)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$2,496.8	$2,496.8	$595.5	$(186.5)	$2,905.8
Operating costs and expenses:
Cost of sales	-	-	2,217.0	2,217.0	488.9	(186.5)	2,519.4
Selling, general and administrative expenses	33.4	-	134.6	134.6	60.5	-	228.5
Integration-related costs and other, net	11.4	-	5.6	5.6	2.9	-	19.9
Restructuring and divestiture costs	-	-	2.7	2.7	2.2	-	4.9
Total operating costs and expenses	44.8	-	2,359.9	2,359.9	554.5	(186.5)	2,772.7
Operating income (loss)	(44.8)	-	136.9	136.9	41.0	-	133.1
Other income (expense):
Interest income (expense), net	23.3	(65.3)	1.4	(63.9)	(16.3)	-	(56.9)
Foreign exchange gain (loss)	-	-	(0.4)	(0.4)	0.2	-	(0.2)
Equity in income (loss) of subsidiaries	75.8	(41.6)	15.3	15.3	-	(91.1)	-
Income (loss) from continuing operations before income taxes	54.3	(106.9)	153.2	87.9	24.9	(91.1)	76.0
Provision for (benefit from) income taxes	(5.8)	(17.8)	34.4	16.6	2.0	-	12.8
Income (loss) from continuing operations	60.1	(89.1)	118.8	71.3	22.9	(91.1)	63.2
Discontinued operations:
Loss from discontinued operations, before tax	-	-	(0.9)	(0.9)	-	-	(0.9)
Income tax benefit of discontinued operations	-	-	(0.3)	(0.3)	-	-	(0.3)
Net loss from discontinued operations	-	-	(0.6)	(0.6)	-	-	(0.6)
Consolidated net income (loss)	60.1	(89.1)	118.2	70.7	22.9	(91.1)	62.6
Less: net income attributable to noncontrolling interest	-	-	-	-	2.5	-	2.5
Net income (loss) attributable to Axiall	$60.1	$(89.1)	$118.2	$70.7	$20.4	$(91.1)	$60.1

Comprehensive income (loss) attributable to Axiall	$41.5	$(137.8)	$71.3	$23.7	$15.3	$(39.0)	$41.5

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by operating activities of continuing operations	$51.7	$15.4	$143.2	$143.1	$20.2	$(56.7)	$158.3
Cash used in operating activities of discontinued operations	-	-	(3.6)	(3.6)	-	-	(3.6)
Net cash provided by operating activities	51.7	15.4	139.6	139.5	20.2	(56.7)	154.7
Cash flows from investing activities:
Capital expenditures	(0.6)	-	(108.0)	(108.0)	(7.9)	-	(116.5)
Proceeds from the sale of assets and other	-	-	4.6	4.6	3.4	-	8.0
Cash used in investing activities of continuing operations	(0.6)	-	(103.4)	(103.4)	(4.5)	-	(108.5)
Cash provided by investing activities of discontinued operations	-	-	46.4	46.4	-	-	46.4
Net cash used in investing activities	(0.6)	-	(57.0)	(57.0)	(4.5)	-	(62.1)
Cash flows from financing activities:
Issuance of long-term debt	-	-	248.8	248.8	-	-	248.8
Long-term debt payments	-	(194.4)	(2.4)	(196.8)	-	-	(196.8)
Intercompany financing	-	194.4	(194.4)	-	-	-	-
Fees paid relating to financing activities	(0.3)	-	(3.3)	(3.2)	-	-	(3.5)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Dividends paid	(34.4)	-	-	-	-	-	(34.4)
Distribution to noncontrolling interest	-	-	-	-	(8.4)	-	(8.4)
Share-based compensation plan activity	(6.4)	-	-	-	-	-	(6.4)
Distribution to affiliate	-	(15.4)	(27.1)	(27.1)	(29.6)	56.7	-
Net cash provided by (used in) financing activities	(51.1)	(15.4)	21.6	21.7	(38.0)	56.7	(10.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(8.2)	-	(8.2)
Net change in cash and cash equivalents	-	-	104.2	104.2	(30.5)	-	73.7
Cash and cash equivalents at beginning of period	-	-	78.2	78.2	88.6	-	166.8
Cash and cash equivalents at end of period	$-	$-	$182.4	$182.4	$58.1	$-	$240.5

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by operating activities – continuing operations	$54.9	$11.7	$108.0	$110.4	$9.5	$(20.8)	$154.0
Cash provided by operating activities – discontinued operations	-	-	7.5	7.5	-	-	7.5
Net cash provided by operating activities	54.9	11.7	115.5	117.9	9.5	(20.8)	161.5
Cash flows from investing activities:
Capital expenditures	(6.2)	-	(119.8)	(119.8)	(13.6)	-	(139.6)
Acquisitions, net of cash acquired	-	-	(5.8)	(5.8)	(0.3)	-	(6.1)
Proceeds from sale of assets and other	-	-	3.7	3.7	0.2	-	3.9
Cash used in investing activities – continuing operations	(6.2)	-	(121.9)	(121.9)	(13.7)	-	(141.8)
Cash used in investing activities – discontinued operations	-	-	(6.4)	(6.4)	-	-	(6.4)
Net cash used in investing activities	(6.2)	-	(128.3)	(128.3)	(13.7)	-	(148.2)
Cash flows from financing activities:
Borrowings under ABL revolver	148.9	-	-	-	-	-	148.9
Repayments under ABL revolver	(148.9)	-	-	-	-	-	(148.9)
Long-term debt payments	-	(2.1)	(0.6)	(2.6)	(2.3)	-	(4.9)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Fees paid related to financing activities	(0.2)	(0.4)	-	(0.4)	-	-	(0.6)
Dividends paid	(33.8)	-	-	-	-	-	(33.8)
Distribution to noncontrolling interest	-	-	-	-	(7.7)	-	(7.7)
Share-based compensation plan activity	(4.7)	-	-	-	-	-	(4.7)
Distribution to affiliate	-	(9.2)	(9.2)	(9.2)	(11.6)	20.8	-
Net cash used in financing activities	(48.7)	(11.7)	(9.8)	(12.2)	(21.6)	20.8	(61.7)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(4.4)	-	(4.4)
Net change in cash and cash equivalents	-	-	(22.6)	(22.6)	(30.2)	-	(52.8)
Cash and cash equivalents at beginning of period	-	-	76.9	76.9	89.6	-	166.5
Cash and cash equivalents at end of period	$-	$-	$54.3	$54.3	$59.4	$-	$113.7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls chemical products are sold for further processing into a wide variety of end‑use applications, including plastic pipe and pipe fittings, siding and window frames, high‑quality plastics, and coatings for wire and cable, paper, minerals, metals and water treatment industries. Our building products segment manufactures window and door profiles, trim, mouldings, deck, siding, pipe and pipe fittings products.

Portfolio Initiatives

Sale of Aromatics Business: Discontinued Operations

On September 30, 2015, the Company entered into, and consummated, the transactions contemplated by an asset purchase agreement (the “Asset Purchase Agreement”) between INEOS Americas LLC (“INEOS”) and Axiall LLC, a wholly-owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, INEOS acquired certain assets used in the Company’s aromatics business, including but not limited to, its cumene production facility located in Pasadena, Texas. The Company retained the land and plant at its phenol, acetone and alpha-methylstyrene production facility located in Plaquemine, Louisiana (the “Plaquemine Phenol Facility”), which is part of a broader set of other Axiall facilities located in Plaquemine. In addition, the Company retained the following assets associated with its aromatics business: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) inventory, other than certain raw materials and work-in-process inventory at its Pasadena facility. The Company plans to conduct a wind-down of, and has discontinued the manufacture of products at its Plaquemine Phenol Facility, and expects to dismantle that facility.

At closing, the Company received $52.4 million in cash which consisted of: (i) the selling price of $47.4 million, pursuant to which we recorded a pre-tax gain of $ 14.1 million on the disposition and a write-down of the assets at our Plaquemine Phenol Facility, the net effect of which is reflected in income (loss) from discontinued operations on our unaudited condensed consolidated statements of operations; and (ii) a $5.0 million advance toward the cost of decommissioning and dismantling our Plaquemine Phenol Facility. That advance is recorded as an accrued liability in our unaudited condensed consolidated balance sheets. The Company has met certain terms and conditions set forth in the Asset Purchase Agreement that entitle it to receive $5.5 million of contingent consideration during the fourth quarter of 2015. The Company expects to record the $5.5 million payment as a gain in the fourth quarter of 2015 upon receipt. In addition, the Company may receive an additional $5.0 million from INEOS to help defray the costs of decommissioning and dismantling the Plaquemine Phenol Facility. The Company’s receipt of all or any portion of the remaining $5.0 million that INEOS may be required to pay and its right to retain the $5.0 million advance will depend on the amount of costs incurred by us to decommission and dismantle the Plaquemine Phenol Facility.

We expect cash flows attributable to discontinued operations in future periods to be primarily related to the cost of decommissioning the Plaquemine Phenol Facility, offset by the related contingent consideration we expect to receive from INEOS as certain other conditions are satisfied. Changes to the estimates and liabilities related to discontinued operations as of September 30, 2015, including the estimated post-closing purchase price adjustment or accrued expenses related to the sale transaction, may result in an adjustment to our gain on the sale transaction.

The aromatics segment has been classified as discontinued operations during the three and nine months ended September 30, 2015 and 2014 and is excluded from the segment results for all periods presented. As a result, our manufacturing operations are concentrated in two reportable segments: chlorovinyls and building products.

Building Products

The Company is continuing its strategic review of its building products business, which may include the possible sale of all or part of that business. The Company has engaged financial advisors to assist the Company with this effort, but has not established a timeline for completion of the strategic review.

Joint Venture with Lotte Chemical

On June 17, 2015, Eagle US 2 LLC (“Eagle”), a wholly owned subsidiary of the Company, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation (“Lotte”) related to the formation of LACC, LLC (the “JV Company”), which is a joint venture between Eagle and Lotte to design, build and operate a 1.0 million metric tons per annum ethane cracker in Louisiana (the “Plant”). Pursuant to a contribution and subscription agreement, dated as of June 17, 2015, between the Company, Eagle and the JV Company, Eagle has agreed to make a maximum capital commitment to the JV Company of up to $225 million to fund the construction costs of the Plant, subject to certain conditions, including the boards of directors of both the Company and Lotte reaching a final investment decision with respect to the construction of the Plant. Eagle’s investment is expected to represent approximately 10 percent of the interests of the JV Company. Eagle and Lotte also entered into a call option agreement, dated as of June 17, 2015, pursuant to which Eagle has the right, but not the obligation, until the third anniversary of the substantial completion of the Plant, to acquire up to a 50 percent ownership in the interests of the JV Company from Lotte. If the boards of directors of both the Company and Lotte reach a final investment decision prior to the end of 2015 with respect to the construction of the Plant, the Plant’s anticipated start-up date would be the end of 2018.

Consolidated Overview

For the three months ended September 30, 2015, net sales totaled $874.4 million, a decrease of 17 percent compared to $1,047.2 million for the three months ended September 30, 2014. Operating loss was $811.3 million and operating income was $72.2 million for the three months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA was $107.0 million for the three months ended September 30, 2015 compared to $136.7 million for the three months ended September 30, 2014. In addition, the Company reported net loss attributable to Axiall of $769.6 million, or a loss of $10.90 per diluted share for the three months ended September 30, 2015, compared to net income attributable to Axiall of $44.5 million, or $0.63 per diluted share for the three months ended September 30, 2014. Adjusted Net Income was $64.0 million and Adjusted Earnings Per Share was $0.91 for the three months ended September 30, 2015, compared to Adjusted Net Income of $62.3 million and Adjusted Earnings Per Share of $0.88 for the three months ended September 30, 2014. See Reconciliation of Non‑GAAP Financial Measures included in this Quarterly Report on Form 10-Q.

The decrease in net sales for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to: (i) a $143.0 million decrease in the net sales of our chlorovinyls segment due to lower polyvinyl chloride (“PVC”), vinyl chloride monomer (“VCM”) and chlorinated derivatives sales prices, and to a lesser extent, due to lower sales volumes for those products, and also due to lower electrochemical unit (“ECU”) values, especially with respect to caustic soda pricing; and (ii) a $29.8 million decrease in the net sales of our building products segment, driven by the impact of a stronger United States dollar relative to a weaker Canadian dollar, as well as a 5 percent decrease in overall sales volumes due to a 15 percent decrease in Canadian sales volume.

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

The operating loss and net loss attributable to Axiall for the three months ended September 30, 2015 were primarily attributable to: (i) an $812.1 million operating loss in our chlorovinyls segment, which includes a preliminary goodwill impairment charge of $847.8 million resulting from the impairment analysis performed in our chlor-alkali and derivatives reporting unit, based on management’s projections for operating results and cash flows for that reporting unit, as well as the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, and the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing; due to the factors described in the preceding paragraph; (iii) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described in the preceding paragraph; (iv) lower overall sales volumes; and (v) a decrease of $3.8 million in the operating income of our building products segment, which was due to the impact of a stronger United States dollar against a weaker Canadian dollar, lower sales volumes and higher restructuring costs related to plant consolidation activities. The lower Adjusted EBITDA for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to the factors described in items (ii) through (v) of this paragraph.

For the nine months ended September 30, 2015, net sales totaled $2,605.7 million, decreasing 10 percent from $2,905.8 million for the nine months ended September 30, 2014. Operating loss was $753.5 million and operating income was $133.1 million for the nine months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA was $295.6 million and $334.5 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company reported net loss attributable to Axiall of $759.6 million, or a loss of $10.79 per diluted share for the nine months ended September 30, 2015, compared to net income attributable to Axiall of $60.1 million, or $0.85 per diluted share for the nine months ended September 30, 2014. Adjusted Net Income was $106.3 million and Adjusted Earnings Per Share was $1.50 for the nine months ended September 30, 2015, compared to Adjusted Net Income of $113.9 million and Adjusted Earnings Per Share of $1.61 for the nine months ended September 30, 2014. See Reconciliation of Non‑GAAP Financial Measures included in this Quarterly Report on Form 10-Q.

The decrease in net sales for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to a $288.6 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, along with lower ECU values, especially with respect to caustic soda pricing. The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to slower demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive, partially offset by higher average operating rates and related sales volumes for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in the net sales for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was also attributable to the $11.5 million decrease in the net sales of our building products segment due to the impact of a stronger United States dollar against a weaker Canadian dollar, partially offset by higher sales volumes.

The operating loss and net loss attributable to Axiall for the nine months ended September 30, 2015, were primarily attributable to: (i) a $730.5 million operating loss in our chlorovinyls segment which included a preliminary goodwill impairment charge of $847.8 million resulting from the impairment testing in our chlor-alkali and derivatives reporting unit based on management’s projections of our operating results and cash flows for that reporting unit, as well as the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, and the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by the factors described in the preceding paragraph. These unfavorable factors were partially offset by decreases in our average cost of ethylene and natural gas, decreased maintenance expenses, as the nine months ended September 30, 2014 was impacted by increased maintenance expenses primarily in connection with the extended outage at our PHH VCM facility, and to a lesser extent, offset by higher operating rates and sales volume increases for PVC for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in Adjusted EBITDA and Adjusted Net Income for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to the factors described in items (ii) and (iii) of this paragraph.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor‑alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, and muriatic acid) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment’s results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 were as follows:

•	Net sales totaled $626.4 million and $769.4 million for the three months ended September 30, 2015 and 2014, respectively, decreasing by $143.0 million or approximately 19 percent.
•	Net sales totaled $1,940.9 million and $2,229.5 million for the nine months ended September 30, 2015 and 2014, respectively, decreasing by $288.6 million or approximately 13 percent.

•

Operating loss was $812.1 million and Adjusted EBITDA was $85.5 million for the three months ended September 30, 2015 versus operating income and Adjusted EBITDA of $69.6 million and $118.5 million, respectively, for the three months ended September 30, 2014.

•

Operating loss was $730.5 million and Adjusted EBITDA was $271.2 million, respectively, for the nine months ended September 30, 2015 compared to operating income and Adjusted EBITDA of $159.5 million and $316.3 million, respectively, for the nine months ended September 30, 2014.

Our chlorovinyls segment is cyclical in nature and is affected by domestic and worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in the overall profitability of our chlorovinyls segment. The demand for our chlorovinyls products tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non‑durable goods as well as construction. Global capacity also materially affects the prices of chlorovinyls products. Historically, in periods of high operating rates, prices rise and margins increase and, as a result, new capacity is announced. Since world scale size plants are generally the most cost‑competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed or, in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats.

In addition, purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of the primary raw materials used in our chlorovinyls products are ethylene, crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends.

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and trim, mouldings and deck products, which include extruded vinyl window and door profiles, interior and exterior trim and mouldings products, as well as deck products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment’s results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 were as follows:

•

Net sales totaled $248.0 million and $277.8 million for the three months ended September 30, 2015 and 2014, respectively, decreasing 11 percent. On a constant currency basis, net sales for the three months ended September 30, 2015 decreased by 3 percent.

•

For the three months ended September 30, 2015, our building products segment’s geographical sales to the United States and Canada were 58 percent and 41 percent, respectively, compared with 52 percent and 47 percent, respectively, for the three months ended September 30, 2014.

•

Net sales totaled $664.8 million and $676.3 million for the nine months ended September 30, 2015 and 2014, respectively, decreasing 2 percent. On a constant currency basis, net sales for the nine months ended September 30, 2015 increased by 4 percent.

•

For the nine months ended September 30, 2015, our building products segment’s geographical sales to the United States and Canada were 59 percent and 40 percent, respectively, compared with 54 percent and 45 percent, respectively, for the nine months ended September 30, 2014.

•

Operating income was $20.2 million and Adjusted EBITDA was $31.7 million for the three months ended September 30, 2015 compared to operating income of $24.0 million and Adjusted EBITDA of $34.0 million for the three months ended September 30, 2014.

•

Operating income was $32.5 million and Adjusted EBITDA was $61.2 million for the nine months ended September 30, 2015 compared to operating income of $27.4 million and Adjusted EBITDA of $58.7 million for the nine months ended September 30, 2014.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three and nine month periods ended September 30, 2015 and 2014, and the percentage of net sales of each line item for the three and nine month periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015		2014		2015		2014
Net sales	$874.4	100.0%	$1,047.2	100.0%	$2,605.7	100.0%	$2,905.8	100.0%
Cost of sales	756.9	86.6%	888.4	84.8%	2,259.1	86.7%	2,519.4	86.7%
Gross margin	117.5	13.4%	158.8	15.2%	346.6	13.3%	386.4	13.3%
Selling, general and administrative expenses	68.6	7.8%	78.5	7.5%	229.2	8.8%	228.5	7.9%
Integration-related costs and other, net	2.4	0.3%	6.8	0.6%	11.7	0.4%	19.9	0.7%
Restructuring and divestiture costs	10.0	1.1%	1.3	0.1%	11.4	0.4%	4.9	0.2%
Goodwill impairment charges	847.8	97.0%	-	0.0%	847.8	32.5%	-	0.0%
Operating income (loss)	(811.3)	-92.8%	72.2	6.9%	(753.5)	-28.9%	133.1	4.6%
Interest expense, net	(19.6)	-2.2%	(19.5)	-1.9%	(57.9)	-2.2%	(56.9)	-2.0%
Debt refinancing costs	-	0.0%	-	0.0%	(3.2)	-0.1%	-	0.0%
Foreign exchange loss	(0.5)	-0.1%	(0.3)	0.0%	(1.0)	0.0%	(0.2)	0.0%
Income (loss) from continuing operations before income taxes	(831.4)	-95.1%	52.4	5.0%	(815.6)	-31.2%	76.0	2.6%
Provision for (benefit from) income taxes	(33.9)	-3.9%	8.9	0.8%	(29.9)	-1.1%	12.8	0.4%
Net income (loss) from continuing operations	(797.5)	-91.2%	43.5	4.2%	(785.7)	-30.2%	63.2	2.2%
Discontinued operations:
Income (loss) from discontinued operations	11.0	1.3%	2.0	0.2%	11.6	0.4%	(0.9)	0.0%
Less: Provision for (benefit from) income taxes of discontinued operations	6.0	0.7%	0.4	0.0%	5.3	0.2%	(0.3)	0.0%
Net income (loss) from discontinued operations	5.0	0.6%	1.6	0.2%	6.3	0.2%	(0.6)	0.0%
Consolidated net income (loss)	(792.5)	-90.6%	45.1	4.3%	(779.4)	-29.9%	62.6	2.2%
Less: net income (loss) attributable to noncontrolling interest	(22.9)	-2.6%	0.6	0.1%	(19.8)	-0.8%	2.5	0.1%
Net income (loss) attributable to Axiall	$(769.6)	-88.0%	$44.5	4.2%	$(759.6)	-29.2%	$60.1	2.1%

The following table sets forth certain financial data, by reportable segment, for each of the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2015		2014		2015		2014
Sales:
Chlorovinyls	$626.4	71.6%	$769.4	73.5%	$1,940.9	74.5%	$2,229.5	76.7%
Building products	248.0	28.4%	277.8	26.5%	664.8	25.5%	676.3	23.3%
Net sales	$874.4	100.0%	$1,047.2	100.0%	$2,605.7	100.0%	$2,905.8	100.0%
Operating income (loss):
Chlorovinyls	$(812.1)		$69.6		$(730.5)		$159.5
Building products	20.2		24.0		32.5		27.4
Unallocated corporate	(19.4)		(21.4)		(55.5)		(53.8)
Total operating income (loss)	$(811.3)		$72.2		$(753.5)		$133.1

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Consolidated Results

Net sales. For the three months ended September 30, 2015, net sales totaled $874.4 million, a decrease of 17 percent compared to $1,047.2 million for the three months ended September 30, 2014. The decrease in net sales for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to: (i) a $143.0 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, and to a lesser extent, by lower overall sales volumes, as well as lower ECU values, especially with respect to caustic soda pricing; and (ii) a $29.8 million decrease in the net sales of our building products segment due to the impact of a stronger United States dollar against a weaker Canadian dollar and due to a 5 percent decrease in the overall sales volumes for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

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

Gross margin percentage. Total gross margin percentage decreased to 13 percent for the three months ended September 30, 2015 from 15 percent for the three months ended September 30, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $68.6 million for the three months ended September 30, 2015, a decrease of 13 percent from $78.5 million for the three months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily due to the decrease in compensation and benefit related costs and legal and other professional fees.

Integration‑related costs and other, net. Integration‑related costs and other, net, decreased $ 4.4 million to $2.4 million for the three months ended September 30, 2015 from $6.8 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, our costs are limited to the run-off of share-based compensation awards from the PPG Industries (“PPG”) merger and non-capitalizable costs associated with standardizing to a common enterprise resource planning (“ERP”) platform for our chemicals business.

Restructuring and divestiture costs. Restructuring and divestiture costs consists of three components: (i) costs associated with restructuring activities; (ii) costs associated with divestiture activities; and (iii) long-lived asset impairment charges related to restructuring and divestiture activities. Restructuring and divestiture costs were $10.0 million and $1.3 million for the three month periods ended September 30, 2015 and 2014, respectively. The higher restructuring and divestiture costs during the three months ended September 30, 2015 pertained to: (i) $4.8 million in severance costs related to management restructuring in both our building products segment and corporate; (ii) $2.3 million in warranty costs that the Company honored for a previously disposed product line in our building products segment and the discontinuation of a product line in that segment; and (iii) $2.9 million pertaining to various corporate business development initiatives. During the three months ended September 30, 2014, the Company incurred $1.0 million for restructuring charges in our building products segment.

Goodwill impairment charges. During the three months ended September 30, 2015, the Company performed the second-step of the test for impairment for goodwill and other indefinite-lived intangible assets test in its chlor-alkali and derivatives reporting unit. Based on management’s revised projections of operating results and cash flows for that reporting unit and the sustained deterioration in market conditions in the chlor-alkali and derivatives industries, and the decline in our market capitalization below book value, we recorded a preliminary $847.8 million goodwill impairment charge related to our chlor-alkali and derivatives reporting unit. There were no similar charges in the comparative three and nine month periods of the prior year. Further reductions in our future projections of operating results and cash flows from our chlor-alkali and derivatives reporting unit, or certain reporting units in our building products business, or a further deterioration of market conditions in the chlor-alkali and derivatives or building products industries in which we operate, among other factors, could result in the Company incurring additional goodwill impairment charges for one or more of those reporting units.

Operating income (loss). Operating loss was $811.3 million and operating income was $72.2 million for the three months ended September 30, 2015 and 2014, respectively. The operating loss during the three months ended September 30, 2015 when compared to operating income for the three months ended September 30, 2014 was primarily attributable to: (i) an $812.1 million operating loss in our chlorovinyls segment which included a preliminary goodwill impairment charge of $847.8 million as a result of the impairment test conducted for our chlor-alkali and derivatives reporting unit, based on management’s assessment and projections of operating results and cash flows for that reporting unit, and the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, as well as the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) lower PVC, VCM and chlorinated derivatives sales prices, driven by an oversupply of PVC in North America and globally, relative to slower demand; a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and lower average industry costs for natural gas and ethylene; (iv) lower overall sales volumes and higher manufacturing costs in our chlorovinyls segment; and (v) a decrease of $3.8 million in the operating income of our building products segment, which was due to the impact of a stronger United States dollar against a weaker Canadian dollar, lower sales volumes in Canada and higher restructuring costs related to plant consolidation activities.

Interest expense, net. Interest expense, net, was $19.6 million and $19.5 million for the three months ended September 30, 2015 and 2014, respectively.

Foreign currency exchange loss. Foreign currency exchange loss was $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively.

Provision for (benefit from) income taxes. The benefit from income taxes from continuing operations was $33.9 million and the provision for income taxes from continuing operations was $8.9 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in income tax to a benefit in 2015 from a provision in 2014 was primarily due to: (i) a loss from continuing operations before income taxes during the three months ended September 30, 2015 compared to income from continuing operations for the three months ended September 30, 2014; (ii) the tax benefit from our domestic manufacturing activities and depletion deductions; and (iii) the impact to our deferred tax liability recorded for our outside basis differences in foreign subsidiaries resulting from the preliminary goodwill impairment charge that was recorded in the third quarter of 2015. During the three months ended September 30, 2015 and 2014, the Company recorded a provision of $6.0 million and $0.4 million, respectively, pertaining to the discontinued operations of our aromatics segment.

Our effective income tax rates for the three months ended September 30, 2015 and 2014 were 4.1 percent and 17.0 percent, respectively. The difference in the effective tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to the unfavorable permanent difference for the goodwill impairment charge related to our chlor-alkali and derivatives reporting unit during the three months ended September 30, 2015 that is non-deductible for income tax purposes. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities, as well as the favorable impact of changes in uncertain tax positions of $4.5 million.

Net income (loss) from discontinued operations. On September 30, 2015, we sold certain assets in our aromatics business to INEOS, pursuant to the terms of an asset purchase agreement, including our cumene plant located in Pasadena, Texas. In conjunction with the sale of those assets, we recorded a pre-tax gain of $14.1 million. Net income from discontinued operations for the three months ended September 30, 2015 and 2014 was $5.0 million and $1.6 million, respectively. The $14.1 million pre-tax gain on the sale of the business is included in the three months ended September 30, 2015 results.

Chlorovinyls Segment

Net sales. Net sales totaled $626.4 million for the three months ended September 30, 2015, a decrease of 19 percent from net sales of $769.4 million for the comparable three month period of 2014. The decrease in net sales was primarily due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; (ii) lower overall sales volumes, to a lesser extent; and (iii) lower ECU values, especially with respect to caustic soda pricing.

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

Operating income (loss). Operating loss was $812.1 million during the three months ending September 30, 2015 and operating income was $69.6 million for the three months ended September 30, 2014. The $881.7 million decrease from an operating income to an operating loss was due to: (i) a preliminary goodwill impairment charge of $847.8 million resulting from the impairment test performed in our chlor-alkali and derivatives reporting unit, based on management’s projections of the operating results and cash flows for that reporting unit, and the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, as well as the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described in the preceding paragraph; and (iv) lower overall sales volumes and higher manufacturing costs, to a lesser extent. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas. According to the October 2015 IHS report, average industry natural gas prices decreased 31 percent and average industry ethylene prices decreased 42 percent for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The Adjusted EBITDA decrease of $33.0 million to $85.5 million for the three months ended September 30, 2015 from $118.5 million for the three months ended September 30, 2014 was predominantly due to the factors discussed above in items (ii) through (iv).

Building Products Segment

Net Sales. Net sales totaled $248.0 million for the three months ended September 30, 2015, decreasing 11 percent from $277.8 million for the comparable three month period of 2014. The net sales decrease was driven by the impact of a stronger United States dollar relative to a weaker Canadian dollar, as well as a 5 percent decrease in overall sales volumes due to a 15 percent decrease in Canadian sales volume, partially offset by a 4 percent increase in the United States sales volume. On a constant currency basis, net sales decreased by 3 percent for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, our building products segment’s geographical sales to the United States and Canada were 58 percent and 41 percent, respectively, compared to 52 percent and 47 percent, respectively, for the three months ended September 30, 2014.

Operating Income. Operating income was  $20.2 million and $24.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in operating income was primarily a result of the impact of a stronger United States dollar relative to a weaker Canadian dollar, lower sales volumes in Canada and higher charges relating to plant consolidation activities, offset in part by lower materials costs. Adjusted EBITDA was $31.7 million and $34.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in Adjusted EBITDA was primarily a result of the impact of a stronger United States dollar relative to a weaker Canadian dollar and lower sales volumes in Canada, offset in part by lower material costs.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Consolidated Results

Net sales. For the nine months ended September 30, 2015, net sales totaled $2,605.7 million, decreasing 10 percent compared to $2,905.8 million for the nine months ended September 30, 2014. The decrease in net sales for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to a  $288.6 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, and also due to lower ECU values, especially with respect to caustic soda pricing, partially offset by higher operating rates and related sales volumes for PVC during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

The decrease in net sales was also attributable to the decrease in the net sales of our building products segment due primarily to the impact of a stronger United States dollar against a weaker Canadian dollar, partially offset by higher overall sales volumes.

Gross margin percentage. Total gross margin percentage was 13 percent for both the nine month periods ended September 30, 2015 and 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $229.2 million and $228.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Integration‑related costs and other, net. Integration‑related costs and other, net, decreased 41 percent to $11.7 million for the nine months ended September 30, 2015 from $19.9 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the Company incurred higher expenses for the implementation of its ERP system as compared to the nine months ended September 30, 2015.

Restructuring and divestiture costs. Restructuring and divestiture costs consists of three components: (i) costs associated with restructuring activities; (ii) costs associated with divestiture activities; and (iii) impairment charges related to restructuring and divestiture activities. Restructuring and divestiture costs totaled $11.4 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, management expensed $6.2 million and $4.9 million pertaining to divestiture and restructuring activities, respectively, compared to $3.9 million for restructuring and $1.0 million for the impairment of long-lived assets relating to the window and door profiles reporting unit of our building product segment during the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Company wrote-down approximately $0.3 million and $1.0 million respectively, of impaired assets in our window and door profiles and siding reporting units of our building products segment.

Goodwill impairment charges. During the nine months ended September 30, 2015, the Company determined that the estimated fair value of its chlor-alkali and derivatives reporting unit was lower than the carrying value of that reporting unit, and consequently, we proceeded with the second step of the goodwill impairment test in order to measure the magnitude of impairment, if any. That second step considered management’s revised projections for our operating results and cash flows of the chlor-alkali and derivatives reporting unit, and the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, as well as the decline in our market capitalization below book value. Based on the results of the second step of the impairment testing, we recorded a preliminary $847.8 million goodwill impairment charge related to our chlor-alkali and derivatives reporting unit during the nine months ended September 30, 2015. There were no similar charges in the three and nine month periods of the prior year. Further reductions in our future projections of operating results and cash flows from our chlor-alkali and derivatives reporting unit, or certain reporting units in our building products business, or a further deterioration of market conditions in the chlor-alkali and derivatives or building products industries in which we operate, among other factors, could result in the Company incurring additional goodwill impairment charges for one or more of those reporting units.

Operating income (loss). Operating loss was $753.5 million and operating income was $133.1 million for the nine months ended September 30, 2015 and 2014, respectively. The operating loss was partly attributable to: (i) a $730.5 million operating loss in our chlorovinyls segment which included a preliminary goodwill impairment charge of $847.8 million resulting from the impairment testing performed in our chlor-alkali and derivatives reporting unit during the quarter ended September 30, 2015, based on management’s projections of operating results and cash flows for that reporting unit, and the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, as well as the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing, caused primarily by the addition of new production capacity in North America in 2014 coupled with slower growth in the demand needed to absorb that capacity; and a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive; and (iii) lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by an oversupply of PVC in North America and globally, relative to slower demand; a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and lower average industry costs for natural gas and ethylene. These unfavorable factors were partially offset by decreases in our average cost of ethylene and natural gas, decreased maintenance expenses, as the nine months ended September 30, 2014 was impacted by increased maintenance expenses primarily in connection with the extended outage at our PHH VCM facility, and to a lesser extent, partially offset by higher operating rates and sales volume increases for PVC for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Average industry natural gas prices decreased 38 percent and average industry ethylene prices decreased 33 percent for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, according to the October 2015 IHS report.

Interest expense, net. Interest expense, net, was $57.9 million and $56.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Foreign currency exchange loss. Foreign currency exchange loss totaled $1.0 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Provision for (benefit from) income taxes. The benefit from income taxes from continuing operations was $29.9 million for the nine months ended September 30, 2015 and the provision for income taxes was $12.8 million for the nine months ended September 30, 2014. The decrease in income tax to a benefit in 2015 from a provision in 2014 was primarily due to: (i) a loss from continuing operations before income taxes during the nine months ended September 30, 2015 compared to the income from continuing operations for the nine months ended September 30, 2014; (ii) the tax benefit from our domestic manufacturing activities and depletion deductions; and (iii) the impact to our deferred tax liability recorded for our outside basis differences in foreign subsidiaries resulting from the preliminary goodwill impairment charge that was recorded in the third quarter of 2015. During the nine months ended September 30, 2015 and 2014, the Company also recorded a tax provision of $5.3 million and an income tax benefit of $0.3 million, respectively, pertaining to the discontinued operations of our aromatics business.

Our effective income tax rates for the nine months ended September 30, 2015 and 2014 were 3.7 percent and 16.8  percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to the unfavorable permanent difference for the goodwill impairment charge related to our chlor-alkali and derivatives reporting unit during the nine months ended September 30, 2015 that is not deductible for income tax purposes. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2014 was primarily due to various permanent differences including deductions for manufacturing activities, as well as the favorable impact of changes in uncertain tax positions of $8.0 million.

Net income (loss) from discontinued operations. On September 30, 2015 we entered into an Asset Purchase Agreement with, and sold to, INEOS, certain assets in our aromatics business, including our cumene plant located in Pasadena, Texas. In conjunction with the sale of those assets, we recorded a pre-tax gain of $14.1 million. Net income from discontinued operations for the nine months ended September 30, 2015 was $6.0 million compared to a net loss from discontinued operations of $0.6 million for the nine months ended September 30, 2014. The $14.1 million pre-tax gain on the sale of the business is included in the nine months ended September 30, 2015 results.

Chlorovinyls Segment

Net sales. Net sales totaled $1,940.9 million for the nine months ended September 30, 2015, a decrease of 13 percent from net sales of $2,229.5 million for the comparable nine month period of 2014. This net sales decrease was primarily due to lower PVC, VCM and chlorinated derivatives sales prices, and lower ECU values, especially with respect to caustic soda pricing. These unfavorable factors were partially offset by higher operating rates and sales volumes for PVC, as the nine months ended September 30, 2014 was impacted by an extended outage at our PHH VCM manufacturing facility.

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

Operating income (loss). Operating loss was $730.5 million, a decrease in operating income of $890.0 million for the nine months ended September 30, 2015 compared to an operating income of $159.5 million for the nine months ended September 30, 2014. The decrease was principally due to: (i) a preliminary goodwill impairment charge of $847.8 million resulting from the impairment testing performed in our chlor-alkali and derivatives reporting unit during the quarter ended September 30, 2015, based on management’s projections of operating results and cash flows for that reporting unit, and the sustained deterioration of market conditions in the chlor-alkali and derivatives industries, as well as the decline in our market capitalization below book value; (ii) lower ECU values, especially with respect to caustic soda pricing, due to the factors described in the preceding paragraph; and (iii) lower PVC, VCM and chlorinated derivatives sales prices and margins, driven by the factors described in the preceding paragraph. These unfavorable factors were partially offset by decreases in our average cost of ethylene and natural gas, decreased maintenance expenses, as the nine months ended September 30, 2014 was impacted by increased maintenance expenses primarily in connection with the extended outage at our PHH VCM facility, and to a lesser extent, offset by higher operating rates and sales volume increases for PVC for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Adjusted EBITDA decreased $45.1 million to $271.2 million for the nine months ended September 30, 2015 from $316.3 million for the nine months ended September 30, 2014. That decrease was predominantly due to the factors discussed above in items (ii) and (iii).

Building Products Segment

Net Sales. Net sales totaled $664.8 million for the nine months ended September 30, 2015, decreasing 2 percent from $676.3 million for the comparable nine month period in 2014. The net sales decrease was driven by the impact of a stronger United States dollar relative to a weaker Canadian dollar. On a constant currency basis, net sales increased by 4 percent. Sales volumes increased by 3 percent for the nine months ended September 30, 2015 compared to the same period of the prior year, with sales volumes in the United States higher by 10 percent and sales volumes in Canada lower by 6 percent. For the nine months ended September 30, 2015, our building products segment’s geographical sales to the United States and Canada were 59 percent and 40 percent, respectively, compared with 54 percent and 45 percent, respectively, for the nine months ended September 30, 2014.

Operating Income. Operating income was $32.5 million and $27.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in operating income was primarily a result of lower raw materials cost and higher sales volumes in the United States, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling costs. Adjusted EBITDA was $61.2 million and $58.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in Adjusted EBITDA was primarily a result of lower raw materials costs and higher sales volumes in the United States, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher selling costs.

Reconciliation of Non‑GAAP Financial Measures

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

Adjusted Net Income (Loss) is defined as net income (loss) attributable to Axiall excluding adjustments for tax effected restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, joint ventures and other transactions, costs to attain synergies related to the integration of the former chemicals business of PPG Industries (the "Merged Business"), amortization of definite-lived intangible assets, impairment charges for goodwill, intangible assets, and other long-lived assets. For the three and nine month periods ended September 30, 2015 we have excluded amortization of definite-lived intangible assets from our calculation of Adjusted Net Income (Loss) and intend to do so in future periods. We believe excluding this item from our calculation of Adjusted Net Income is helpful to investors because the amortization of our intangible assets is a non-cash charge that does not impact our liquidity or our operational performance.

Adjusted EBITDA is defined as Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization, restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the Merged Business, impairment charges for goodwill, intangible assets, and other long-lived assets, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 10 of the notes to the unaudited condensed consolidated financial statements.

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

Adjusted Earnings (Loss) Per Share, Adjusted Net Income (Loss), Adjusted EBITDA and building products net sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income (loss), GAAP diluted earnings (loss) per share or net sales, as a measure of performance or as an alternative to cash provided by (used in) operating activities as a measure of liquidity. In addition, our calculation of these various non-GAAP measurements may be different from the calculations used by other companies and, therefore, comparability may be limited.

Reconciliations of our non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted earnings (loss) per share attributable to Axiall	$(10.90)	$0.63	$(10.79)	$0.85
Earnings per share related to adjustments between net income attributable to Axiall and Adjusted Net Income	11.81	0.25	12.29	0.76
Adjusted Earnings Per Share	$0.91	$0.88	$1.50	$1.61

Adjusted Net Income Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income (loss) attributable to Axiall	$(769.6)	$44.5	$(759.6)	$60.1
Pre-tax charges:
Integration-related costs and other, net(1)	2.4	6.8	12.2	22.4
Restructuring and divestiture costs	10.0	1.3	11.4	4.9
Debt refinancing costs	-	-	3.2	-
Goodwill impairment charges attributable to Axiall(2)	823.5	-	823.5	-
Amortization of intangible assets	16.5	16.8	49.8	50.4
Gain from the sale of aromatics	(14.1)	-	(14.1)	-
Total pre-tax charges	838.3	24.9	886.0	77.7
Provision for taxes related to these items	4.7	7.1	20.1	23.9
After-tax effect of above items	833.6	17.8	865.9	53.8
Adjusted Net Income	$64.0	$62.3	$106.3	$113.9

Diluted earnings (loss) per share attributable to Axiall	$(10.90)	$0.63	$(10.79)	$0.85

Adjusted Earnings Per Share	$0.91	$0.88	$1.50	$1.61

Adjusted EBITDA	$107.0	$136.7	$295.6	$334.5

________________________

(1)

Includes $0.5 million and $2.5 million for the nine months periods ended September 30, 2015 and 2014, respectively, of plant reliability improvement initiatives that are included in cost of sales on our unaudited condensed consolidated statements of operations. There were no similar charges for the three month periods ended September 30, 2015 and 2014.

(2) Goodwill impairment charges of $847.8 million recognized during the three and nine months ended September 30, 2015, less the amount not attributable to Axiall of $24.3 million for a derived amount of $823.5 million.

Adjusted EBITDA Reconciliations

Three Months Ended September 30, 2015

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$85.5	$31.7	$(10.2)	$107.0
Integration-related costs and other, net	-	-	(2.4)	(2.4)
Restructuring and divestiture costs	(0.1)	(3.4)	(6.5)	(10.0)
Depreciation and amortization	(50.1)	(8.1)	(2.8)	(61.0)
Interest expense, net	-	-	(19.6)	(19.6)
Goodwill impairment charges	(847.8)	-	-	(847.8)
Provision for income taxes	-	-	33.9	33.9
Other(1)	-	-	2.4	2.4
Net income (loss) from continuing operations(2)	$(812.5)	$20.2	$(5.2)	$(797.5)

________________________

(1)	Includes $1.3 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.
(2)	Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended September 30, 2014

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$118.5	$34.0	$(15.8)	$136.7
Integration-related costs and other, net	(0.7)	-	(6.1)	(6.8)
Restructuring and divestiture costs	-	(1.3)	-	(1.3)
Depreciation and amortization	(48.4)	(8.8)	(2.5)	(59.7)
Interest expense, net	-	-	(19.5)	(19.5)
Provision for income taxes	-	-	(8.9)	(8.9)
Other(1)	-	-	3.0	3.0
Net income from continuing operations(2)	$69.4	$23.9	$(49.8)	$43.5

________________________

(1)	Includes $1.6 million of lease financing obligations interest and $1.3 million for debt issuance cost amortization.
(2)	Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2015

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$271.2	$61.2	$(36.8)	$295.6
Integration-related costs and other, net(1)	(0.8)	(0.6)	(10.8)	(12.2)
Restructuring and divestiture costs	-	(3.8)	(7.6)	(11.4)
Goodwill impairment charges	(847.8)	-	-	(847.8)
Depreciation and amortization	(154.5)	(23.9)	(8.0)	(186.4)
Interest expense, net	-	-	(57.9)	(57.9)
Debt refinancing costs	-	-	(3.2)	(3.2)
Provision for income taxes	-	-	29.9	29.9
Other(2)	-	-	7.7	7.7
Net income (loss) from continuing operations(3)	$(731.9)	$32.9	$(86.7)	$(785.7)

________________________

(1)	Includes $0.5 million of plant reliability improvement initiatives that are included in cost of sales in our consolidated statements of operations.
(2)	Includes $4.3 million of lease financing obligations interest and $3.4 million for debt issuance cost amortization.

(3)	Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2014

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$316.3	$58.7	$(40.5)	$334.5
Integration-related costs and other, net(1)	(7.2)	-	(15.2)	(22.4)
Restructuring and divestiture costs	-	(4.9)	-	(4.9)
Depreciation and amortization	(149.9)	(26.2)	(7.0)	(183.1)
Interest expense, net	-	-	(56.9)	(56.9)
Provision for income taxes	-	-	(12.8)	(12.8)
Other(2)	-	-	8.8	8.8
Net income from continuing operations(3)	$159.2	$27.6	$(123.6)	$63.2

________________________

(1)	Includes $2.5 million of plant reliability improvement initiatives that are included in cost of sales in our unaudited condensed consolidated statements of operations.
(2)	Includes $4.9 million of lease financing obligations interest and $3.9 million for debt issuance cost amortization.
(3)	Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Building products net sales	$248.0	$277.8	$664.8	$676.3
Impact of currency exchange rates	20.4	-	41.5	-
Building products constant currency sales	$268.4	$277.8	$706.3	$676.3

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, the issuance of debt and the use of available revolving credit and other borrowing facilities. The net change in cash and cash equivalents for the nine months ended September 30, 2015 and 2014 consisted of the following:

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by operating activities	$154.7	$161.5

Net cash used in investing activities	(62.1)	(148.2)

Net cash used in financing activities	(10.7)	(61.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	(4.4)
Net change in cash and cash equivalents	$73.7	$(52.8)

Operating Activities. In the unaudited condensed consolidated statements of cash flows, changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency, non‑cash transactions and the effects of acquisitions and divestitures. Accordingly, the amounts in the unaudited condensed consolidated statements of cash flows differ from changes in the operating assets and liabilities that are presented in the unaudited condensed consolidated balance sheets.

As of September 30, 2015, net working capital was $664.4  million, an increase of $43.3 million as compared to net working capital of $621.1 million as of September 30, 2014. Total working capital used in operations for the nine month periods ended September 30, 2015 and 2014 was $10.5 million and $55.4 million, respectively. The decrease in working capital used in operations during the first nine months of 2015 as compared to the first nine months of 2014 was primarily due decreased sales and raw materials prices.

Investing Activities. For the nine months ended September 30, 2015, net cash used in investing activities decreased $86.1 million as compared to the nine months ended September 30, 2014, primarily due to a reduction in capital expenditures and an increase in proceeds from the sale of assets including: (i) our aromatics business pursuant to which we received $47.4 million in cash proceeds, reflected in cash flows provided by investing activities of discontinued operations in our unaudited condensed consolidated statements of cash flows; (ii) the sale of two properties in Canada in our building products segment for approximately $3.5 million; and (iii) the sale of our specialty phosgene derivatives business including $5.5 million in proceeds from the sale of assets reflected in our unaudited condensed consolidated statements of cash flows, with the remainder of $5.1 million included in operating activities as part of the collection of receivables. For the nine months ended September 30, 2014, our capital expenditures were higher due to reconstruction and replacement activities at our PHH VCM manufacturing facility located in Lake Charles, Louisiana, undertaken after the fire that occurred at that facility in December 2013.

Financing Activities. For the nine months ended September 30, 2015, net cash used in financing activities was $10.7 million as compared to net cash used in financing activities of $61.7 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our financing activities included entering into our New Term Loan Facility totaling $248.8 million, net, partially offset by: (i) $196.8 million in long-term debt repayments; (ii) $34.4 million in dividend payments to shareholders; (iii) a $10.0 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business; and (iv) $8.4 million in distributions to noncontrolling interest. For the nine months ended September 30, 2014, net cash used in financing activities was primarily comprised of: (i) $33.8 million in dividend payments to shareholders; (ii) $10.0 million for a payment owed to PPG pursuant to the Merger; and (iii) $7.7 million in distributions to noncontrolling interest.

As of September 30, 2015 and December 31, 2014, our long‑term debt consisted of the following:

		September 30,	December 31,
(In millions)	Maturity Date	2015	2014
4.625 Notes	February 15, 2021	$688.0	$688.0
4.875 Notes	May 15, 2023	450.0	450.0
Term Loan (net of debt issuance costs totaling $1.8 million at December 31, 2014)	January 28, 2017	-	192.6
Term Loan (net of debt issuance costs and discounts totaling $2.7 million at September 30, 2015)	February 27, 2022	245.5	-
ABL Revolver	December 17, 2019	-	-
Total debt		1,383.5	1,330.6
Less: current portion of long-term debt		(2.5)	(2.8)
Long-term debt, net		$1,381.0	$1,327.8

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

Term Loan

On February 27, 2015, Axiall Holdco Inc., a wholly-owned subsidiary of the Company (“Axiall Holdco”) entered into a credit agreement with a syndicate of financial institutions (the “Term Loan Agreement”) for a new $250 million term loan facility (the “New Term Loan Facility”) to refinance the principal amount outstanding under the Company’s existing term loan facility, to pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company’s existing and future wholly‑owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, Axiall Corporation and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company’s consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of September 30, 2015, outstanding borrowings under the Company’s New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends.

ABL Revolver

The Company’s second amended and restated asset based revolving credit facility (the “ABL Revolver”), which the Company entered into in December 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

As of September 30, 2015 and December 31, 2014, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at September 30, 2015 was approximately $438.8 million, net of outstanding letters of credit totaling $81.9 million. As of September 30, 2015, the applicable rate for future borrowings would have been 3.20 percent to 3.75 percent based on LIBOR or certain United States index rates, plus the applicable margin under the ABL Revolver.

As of September 30, 2015, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of September 30, 2015 and December 31, 2014, we had a lease financing obligation of $82.2 million and $94.2 million, respectively. The change from the December 31, 2014 balance is due to the change in the Canadian dollar exchange rate as of September 30, 2015. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer‑lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required. We are not obligated to repay the lease financing obligation amount of $82.2 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of September 30, 2015 are $1.2 million in 2015, $4.8 million in 2016, and $1.2 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2014 is due to current period payments and the change in the Canadian dollar exchange rate as of September 30, 2015.

Dividends

During the nine months ended September 30, 2015, the Company's Board of Directors declared dividends of $0.48 per share, in equal installments of $0.16 per share, according to the following record and payment dates:

Declared Date	Record Date	Payment Date	Amount Declared
March 3, 2015	March 27, 2015	April 10, 2015	$0.16
May 19, 2015	June 26, 2015	July 10, 2015	$0.16
August 11, 2015	September 25, 2015	October 9, 2015	$0.16

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of September 30, 2015, we have no significant required payments of principal on our debt until February 2021. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt. As of September 30, 2015, we had liquidity of $679.3 million, comprised of approximately $438.8 million of availability under our ABL Revolver and $240.5 million in cash and cash equivalents.

Contractual Obligations. Information related to our contractual obligations as of December 31, 2014 can be found in our 2014 Annual Report on Form 10‑K (our “2014 Annual Report”) in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our contractual obligations at September 30, 2015 have increased by approximately 25 percent since December 31, 2014. The increase from December 31, 2014 is primarily related to an increase in our raw material feedstocks purchase obligations due to a new commodity contractual agreement signed during the nine months ended September 30, 2015.

Our aggregate future payments under contractual obligations by category as of September 30, 2015, were as follows:

							2020 and
(In millions)	Total	2015 (1)	2016	2017	2018	2019	thereafter
Contractual obligations:
Purchase obligations	$1,783.4	$150.1	$399.9	$298.4	$224.8	$223.7	$486.5
Long-term debt—principal	1,386.1	0.6	2.5	2.5	2.5	2.5	1,375.5
Long-term debt—interest	393.4	16.1	63.7	63.7	63.6	63.4	122.9
Lease financing obligations	7.2	1.2	4.8	1.2	-	-	-
Capital lease obligations	22.5	0.3	2.4	2.8	2.8	2.5	11.7
Operating lease obligations	174.6	10.9	40.1	33.9	25.0	19.4	45.3
Expected pension and OPEB contributions	246.2	10.8	9.2	8.9	8.9	21.5	186.9
Acquisition purchase price consideration	30.0	-	15.0	15.0	-	-	-
Asset retirement obligation	167.9	-	2.4	5.2	-	2.2	158.1
Total	$4,211.3	$190.0	$540.0	$431.6	$327.6	$335.2	$2,386.9

(1)	For the three months ending December 31, 2015.

Purchase obligations. Purchase obligations primarily include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through the year 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2015.

Long-term debt, principal. Long-term debt, principal obligations are listed based on the contractual due dates. On February 27, 2015, we entered into our New Term Loan Facility, which matures on February 27, 2022, to refinance our existing term loan facility, pay related fees and expenses, and for general corporate purposes. See Note 10 of the notes to the unaudited condensed consolidated financial statements.

Long-term debt, interest. Long-term debt, interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of September 30, 2015.

Lease financing obligations. We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Capital lease obligations. We lease railcars for our chlorovinyls segment under capital leases with varying maturities through the year 2026.

Operating lease obligations. We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025.

Expected pension and other post-retirement benefit (“OPEB”) contributions. Expected pension contributions for the funded obligations represent the projected minimum required contributions based on assumptions as of September 30, 2015 and determined in accordance with local requirements such as the Employee Retirement Income Security Act. Also included are contributions for the unfunded OPEB plans which are based on the expected benefit payments estimated as of September 30, 2015.

Deferred acquisition payments. Payments of deferred purchase price represent amounts due to PPG based upon the final funding status of the pension plans assumed in the Merger. During the nine months ended September 30, 2015, we made a $10 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business. We will make remaining payments in the aggregate amount of $30 million to PPG over the next two years.

Asset retirement obligations. We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets.

Uncertain income tax positions. We have recognized a liability for our uncertain income tax positions of approximately $6.9 million as of September 30, 2015. We do not believe we are likely to pay any amounts during the year ending December 31, 2015. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and is therefore excluded from the Contractual Obligations table above.

Outlook

Compared sequentially to the third quarter, the company expects the following factors to impact its fourth-quarter 2015 results:

•

In the chlorovinyls segment, the Company expects a decrease in caustic soda and vinyl resin sales volumes due to planned outages. The Company also expects the normal seasonal decline in vinyl resin demand and the related negative mix and margin impacts. The Company does not expect any material changes in the components of its ethylene supply portfolio during the fourth quarter. As a result of all these factors the Company expects Chlorovinyls Adjusted EBITDA for the fourth quarter of 2015 to be lower than the third quarter of 2015.

•

The Company expects fourth quarter of 2015 sales volume and Adjusted EBITDA for the Building Products segment to follow normal seasonal patterns and decline compared to results for the third quarter of 2015.

•	Corporate overhead is expected to be similar to third quarter 2015 results, excluding impacts from restructuring and severance costs.

Forward‑Looking Statements

This Quarterly Report on Form 10-Q contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe," "plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods and our expectations regarding demand for our products and the seasonality of that demand, product mix and margin impacts related thereto, expected growth of our businesses and products, our results of operations, our financial and operational performance, our business prospects and opportunities, product pricing and sales volumes, planned outages and the impact of those outages on our financial and operational performance, natural gas and ethylene costs, the components of our ethylene supply portfolio, natural gas hedging and the impacts thereof on our financial performance, corporate overhead, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of acquisitions, divestitures, joint ventures and other transactions, and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Quarterly Report on Form 10-Q. These risks and uncertainties include, among other things:

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

•	legislative and regulatory developments, including those related to Positive Train Control
•	changes in the general economy, including the impacts of the current, and any potential future, economic uncertainties in the housing and construction markets;
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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2015, we had no material changes to our critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2014 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosures. The CEO and CFO have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, regardless of how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control.    There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities’ air permits, based largely on self‑reported permit deviations related to record‑ keeping violations. The Company has been negotiating a possible settlement of these matters with LDEQ. Based upon a communication from LDEQ in September 2014, the Company now believes this matter may require the payment of a monetary sanction in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its financial statements for any period.

On December 20, 2013, a fire occurred at our PHH vinyl chloride monomer (“VCM”) manufacturing plant in Lake Charles, Louisiana. As of September 30, 2015, approximately 2,615 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the procedural status and jurisdictions in which these lawsuits may be adjudicated; (iii) the parties’ respective litigation strategies; (iv) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (v) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (vi) the pre‑and‑post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vii) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

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

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. “Risk Factors” in our 2014 Annual Report, except for the risk factors set forth below:

If our goodwill, indefinite-lived intangible assets, or other intangible assets become further impaired in the future, we may be required to record additional non-cash charges to earnings, which could be significant.

Under U.S. generally accepted accounting principles ("GAAP"), we review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Other intangible assets are reviewed if events or circumstances indicate that their carrying value may not be recoverable. In connection with the preparation of our third quarter 2015 financial statements, we recorded a preliminary non-cash impairment charge of $847.8 million related to goodwill in our chlor-alkali and derivatives reporting unit. While this charge had no impact on our business operations, cash balances or operating cash flows, it resulted in a significant loss from operations during the period. In the future, we could experience additional significant impairment charges related to goodwill in our chlor-alkali and derivatives reporting unit or other reporting units, including those of our building products business or our intangible assets. The process of impairment testing for our goodwill and intangible assets involves a number of judgments and estimates made by management including the fair values of assets and liabilities, future cash flows, our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regards to our business units. If the judgements and estimates used in our analysis are not realized or change due to external factors, then actual results may not be consistent with these judgments and estimates, and our goodwill and intangible assets may become impaired in future periods. If our goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, we may be required to record further non-cash charges to earnings during the period in which the impairment is determined, which could be significant and have an adverse effect on our financial position and results of operations.

If we do not successfully manage the transition associated with the retirement of our former Chief Executive Officer (“CEO”) and the Appointment of a New CEO, it could be viewed negatively by our customers, suppliers, employees and shareholders and could have an adverse impact on our business.

Effective July 5, 2015, and at the direction of the Company’s Board of Directors (the “Board”), Paul D. Carrico retired from his position as the Company’s President and CEO and resigned from the Board. The Board has an active search process underway to select the next CEO from internal and external candidates. During the transition period, Timothy Mann, Jr., who previously served as the Company’s Executive Vice President, General Counsel and Secretary, is serving as the Company’s interim President and CEO. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business and our relationships with customers and employees. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, suppliers, shareholders and other stakeholders, and could have an adverse impact on our business. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1 - July 31, 2015	3,972	$33.49
August 1 - August 31, 2015	29	$29.41
September 1 - September 30, 2015	6,363	$24.58
Total	10,364

__________________

(1)

The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock awards.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 6. EXHIBITS.

*10.1	Separation and Severance Agreement with Joseph Breunig, former Executive Vice President, Chemicals

*10.2	Letter agreement regarding the promotion and retention of Simon Bates to the position of Senior Vice President, Building Products

31	Rule 13a‑14(a)/15d‑14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axiall Corporation (Registrant)

Date: November 5, 2015	/s/ TIMOTHY MANN, JR
Timothy Mann, Jr
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)