Form 10-K/A
period 2015-12-31
AXIALL CORP/DE/
filed 2016-04-28
CIK 805264

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

(770) 395-4500

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,509,551,678. As of April 27, 2016, there were 70,587,260 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Axiall Corporation (“Axiall,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (our “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of our Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of our Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of our Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in our Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with our Original 10-K Filing and with our filings with the SEC subsequent to our Original 10-K Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers, their ages as of April 28, 2016 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position Held
Timothy Mann, Jr.	50	President, Chief Executive Officer and Director
Gregory C. Thompson	60	Executive Vice President and Chief Financial Officer
William H. Doherty	62	Senior Vice President, Chemicals
Simon Bates	50	Senior Vice President, Building Products
William L. Mansfield	68	Chairman and Director
T. Kevin DeNicola	61	Director
Patrick J. Fleming	72	Director
Robert M. Gervis	55	Director
Victoria F. Haynes	68	Director
Michael H. McGarry	58	Director
Mark L. Noetzel	58	Director
Robert Ripp	74	Director
David N. Weinstein	56	Director

Timothy Mann, Jr., age 50, has been a director and has served as our President and Chief Executive Officer since November 2015. Prior thereto he served as interim President and Chief Executive Officer from July 2015 to November 2015 and as Executive Vice President, General Counsel and Corporate Secretary from July 2012 to July 2015. Before then, he was a partner at the global law firm Jones Day, where his practice focused primarily on public and private merger and acquisition activities and corporate governance, including executive compensation and general corporate counseling. Mr. Mann has served in various senior executive management positions with the Company during a time when the Company has addressed transformational strategic issues and transactions, culminating with his recent appointment as Chief Executive Officer in November 2015. This experience gives him unique knowledge of the Company’s history and the opportunities and challenges associated with the Company’s businesses and operations, as well as the ability to serve as an effective liaison between the Company’s management team and the Board of Directors of the Company (the “Board”).

Gregory C. Thompson, age 60, has served as Executive Vice President since July 2015 and Chief Financial Officer since February 2008. Before then, he was the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

William H. Doherty, age 62, has served as Senior Vice President, Chemicals since July 2015. Prior to his appointment as Senior Vice President, Chemicals, Mr. Doherty had served as Vice President, Specialties business since April 2015 and also served as Vice President, Compounds & Additives from January 2013 until April 2015 and Vice President PVC Compounds from December 2008 until January 2013.

Simon Bates, age 50, has served as Senior Vice President, Building Products since September 2015. Prior to that role, he served as Vice President and General Manager, Royal Building Products’ Exteriors business unit from 2009 to September 2015.

William L. Mansfield, age 68, has served as a director since September 2012 and as the non-executive Chairman of the Board since March 2016. Mr. Mansfield served as the Chairman of Valspar Corporation, a leading manufacturer of paint and coatings, from August 2007 until June 2012. He served as Chief Executive Officer of Valspar from February 2005 until June 2011, and as President of Valspar from February 2005 to February 2008. Mr. Mansfield earned a Bachelor of Science degree in commerce and engineering from Drexel University in 1971 and a Master’s in Business Administration from Lehigh University. Mr. Mansfield also serves as a director of Bemis Company, Inc., a leading flexible packaging company, and as a director and Chairman of the Audit Committee of Triumph Group,

Inc., a company engaged in the design, engineering, manufacture, repair, overhaul, and distribution of aerostructures, aircraft components, accessories, subassemblies, and systems. Mr. Mansfield’s role as the Chairman and Chief Executive Officer of a large, international paint and coatings company for many years, and the senior management positions he held before that, provide him with a broad range of valuable experience in strategic planning, operations, sales, logistics, financial management and investor relations, making him an asset to the Board. In addition, Mr. Mansfield has valuable experience serving as a director of large, publicly traded companies, including having served as the chairman of such a company, and thus, has a significant understanding of the accounting, audit, finance and corporate governance issues and trends that impact public companies, such as the Company.

T. Kevin DeNicola, age 61, has served as a director since September 2009. Mr. DeNicola served as Chief Financial Officer of Kior, Inc., a biofuels business, from November 2009 until January 2011. Prior to that role, he was Senior Vice President and Chief Financial Officer at KBR, Inc., a leading global engineering, construction and services company supporting the energy, hydrocarbon, government services and civil infrastructure sectors from June 2008 through September 2009. Prior to this role, he served in various positions, including Senior Vice President and Chief Financial Officer at Lyondell Chemical Company (“Lyondell”) from May 2002 to December 2007. Subsequent to Mr. DeNicola’s departure from Lyondell after its acquisition by Basell AF S.C.A., but within the two-year period thereafter, Lyondell Basell filed a petition for reorganization under the Federal bankruptcy laws. Mr. DeNicola earned a Masters degree in Chemical Engineering from the University of Virginia and a Masters of Business Administration from Rice University. Mr. DeNicola is a director of Comerica, Incorporated. Mr. DeNicola has served as Chief Financial Officer of three diverse, complex businesses: (1) a biofuels business; (2) a global engineering and construction firm; and (3) a large chemicals company. Mr. DeNicola was employed by that chemicals company for nearly 17 years, where, in addition to serving as Senior Vice President and Chief Financial Officer, he served, at various times, as Director of Investor Relations, Vice President of Corporate Development and as Assistant Treasurer. Mr. DeNicola’s significant experience as the Chief Financial Officer of various companies provides him with a solid platform from which he, as Chairman of the Audit Committee, can advise and consult with the Board and Company management on financial, accounting and audit-related matters, as well as matters related to effective internal controls. In addition, his substantial experience in various management positions with a chemicals company provides Mr. DeNicola with expertise within one of the primary industries in which the Company operates.

Patrick J. Fleming, age 72, has served as a director since February 2000 and served as non-executive Chairman of the Board from February 2008 until January 2010. In addition, Mr. Fleming served as chairman of the compensation committee from May 2004 until February 2008. Mr. Fleming has been a self-employed energy consultant since retiring from Texaco Inc. in January 2000. In 1998 and 1999, he served as the Managing Director and Chief Executive Officer of Calortex Inc., a joint venture between Texaco, Calor Gas and Nuon International, and resided in the United Kingdom. From 1994 to December 1997, Mr. Fleming was President of Texaco Natural Gas, Inc. Mr. Fleming earned a Masters of Business Administration from Xavier University and a Bachelor of Arts degree in Economics from Muskingum College. Mr. Fleming has served as a director of the Company for more than sixteen years, during which he served as the non-executive Chairman of the Board for twenty-three months. This experience gives him unique knowledge of the Company’s history and the opportunities and challenges associated with the Company’s businesses and operations. Mr. Fleming also served as the chairman of the Board’s compensation committee from May 2004 until February 2008, an experience that gives him valuable insight into the executive compensation issues the Board must address on a regular basis. In addition, Mr. Fleming’s experience as Managing Director and Chief Executive Officer of a complex, international joint venture in the gas industry, as well as his experience in various senior management positions in the natural gas industry before that, give him a unique and important understanding of, and insight into, an industry that supplies the Company with one of its most critical energy requirements, including an understanding of the factors impacting the pricing, availability, distribution and logistics related to natural gas.

Robert M. Gervis, age 55, has served as a director since September 2009. Mr. Gervis has been a self-employed advisor and investor since April 2009, as well as a member of various public and private company boards of directors. Prior to April 2009, he served in various senior executive positions at Fidelity Investments from 1994 to March 2009; and before Fidelity, Mr. Gervis was a partner in the international law firm of Weil, Gotshal & Manges. Mr. Gervis earned a Juris Doctorate from The George Washington University in Washington, D.C. and a Bachelor’s

degree in Industrial Engineering from Lehigh University. Mr. Gervis is also a CFA charterholder. Mr. Gervis is a director of Aspen Aerogels, Inc., a publicly traded manufacturer of aerogel insulation products sold to the oil and gas, cryogenic transportation, building and construction, military and aerospace industries. During his tenure with Fidelity Investments, Mr. Gervis spent twelve years managing businesses and senior executives, including investment professionals charged with evaluating a wide range of investment opportunities, and operating and managing those investments once they were acquired or made. Mr. Gervis’ management experience at Fidelity Investments included serving as (1) Chief Executive Officer of an oil and natural gas exploration and production company; (2) Chief Operating Officer of a full-service real estate development and investment company that specialized in the acquisition, design, development and management of high-profile projects in both the United States and foreign markets; and (3) Managing Director of a private equity division that invested in a broad range of industries, including technology, biotechnology, real estate, oil and gas exploration and production and telecommunications. These positions, combined with the sophisticated transactional work Mr. Gervis managed while he was a partner at the international law firm of Weil, Gotshal & Manges, gives Mr. Gervis significant insight into, and understanding of, the methods and processes used to assess and evaluate potential investment opportunities and other complex transactions that may be presented to the Company. In addition, because Mr. Gervis has served on many boards and investment committees and currently serves on two for-profit boards of directors, he has substantial experience regarding how boards can and should effectively oversee and manage companies, and a significant understanding of governance issues.

Victoria F. Haynes, age 68, has served as a director since January 2013. Dr. Haynes served as president and chief executive officer of RTI International, which performs scientific research and development in advanced technologies, public policy, environmental protection, and health and medicine, from 1999 until retiring in 2012. Prior to joining RTI, Dr. Haynes was Vice President of the Advanced Technology Group and Chief Technical Officer of BF Goodrich Corporation, a specialty chemicals and aerospace company, from 1992 to 1999. She also is a director of PPG Industries, Inc. (“PPG”) and Nucor Corporation, and is a member of the Supervisory Board of Royal DSM, a global life sciences and material sciences company. Dr. Haynes also served as a director of Archer Daniels Midland Company from 2007 until 2011. She holds a Ph.D. in physical organic chemistry from Boston University. Dr. Haynes is a proven leader in matters related to advanced technology, research and development, and environmental protection, an area of great importance to the Company. Her service as President and Chief Executive Officer of RTI International and as Vice President of the Advanced Technology Group and Chief Technical Officer of BF Goodrich Corporation provides her with decades of valuable experience and insight into research and development and technological issues faced by large, complex, global companies, such as the Company, including the development and assessment of strategies related to such matters. In addition, Dr. Haynes has significant experience serving as a director of publicly traded companies, and thus, has substantial insight regarding public company oversight, and a significant understanding of the corporate governance issues related thereto.

Michael H. McGarry, age 58, has served as a director since January 2013. He has been the Chief Executive Officer of PPG since September 1, 2015, its President since March 1, 2015 and has served on its Board since July 16, 2015. He previously served as Chief Operating Officer of PPG from August 1, 2014 to September 1, 2015. Mr. McGarry led PPG’s chlor-alkali and derivatives business from July 2008 until the Company merged with that business in January 2013. In August 2014, when Mr. McGarry was appointed as PPG’s Chief Operating Officer (and continuing after March 1, 2015, when he was appointed President of PPG), Mr. McGarry had leadership responsibility for all business units and operating regions of PPG, including its Performance Coatings, Industrial Coatings, and Glass operating segments, as well as corporate oversight of PPG’s purchasing, information technology, environmental, health and safety, corporate quality and supply chain functions. Prior to that, Mr. McGarry served as an Executive Vice President of PPG since September 2012. Beginning in February 2013, Mr. McGarry had responsibility for the management of PPG’s architectural coatings – Americas and Asia Pacific, architectural coatings – Europe, Middle East and Africa and flat glass businesses. In addition, he had leadership responsibility for PPG’s global information technology, environment, health and safety, and corporate quality functions. Beginning in April 1, 2014 to September 1, 2015, Mr. McGarry had management responsibility for PPG’s Protective and Marine Coatings business unit. From September 2012 until February 2013, Mr. McGarry was responsible for the global aerospace and automotive refinish businesses. He held the position of Senior Vice President, Commodity Chemicals, of PPG from 2008 until August 2012, and of Vice President, Coatings, Europe and Managing Director, PPG Europe from July 2006 until June 2008. Before serving in those roles, Mr. McGarry served as Vice President, Chlor-Alkali and

Derivatives of PPG from March 2004 through June 2006. He is a graduate of the University of Texas at Austin with a Bachelor’s degree in mechanical engineering. Mr. McGarry has many years of experience leading and managing the chlor-alkali and derivatives business of PPG with which the Company merged in January 2013. His in-depth knowledge of all aspects of that business is a valuable asset to the Board and to Company management. In addition, with more than twelve years of experience serving in senior management roles for PPG, a large, international, publicly traded company, Mr. McGarry has a significant understanding of complex manufacturing, distribution, logistics, sales, marketing, information technology and environmental and product stewardship issues that are especially relevant to the Company.

Mark L. Noetzel, age 58, has served as a director since September 2009. Mr. Noetzel previously served as the non-executive Chairman of the Board from January 2010 to March 2016. He was President and Chief Executive Officer of Cilion, Inc., a venture capital backed renewable fuel company, from August 2007 to May 2009. Prior to this role, he had served in several senior positions at BP plc, including Group Vice President, Global Retail, from 2003 until 2007, Group Vice President, B2B Fuels and New Markets, during 2001 and 2002 and Group Vice President, Chemicals, from 1998 until 2001. Prior to those senior management roles with BP plc, Mr. Noetzel served in other management and non-management roles with Amoco from 1981 until BP plc acquired Amoco in 1998. Mr. Noetzel earned a Bachelor’s degree from Yale University and a Master’s of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Noetzel is chairman of the board of directors of Aspen Aerogels, Inc., a publicly traded manufacturer of aerogel insulation products sold to the oil and gas, cryogenic transportation, building and construction, military and aerospace industries. In addition, he serves on the board of Siluria Technologies, Inc., which has developed a proprietary process technology which directly converts natural gas to ethylene. Mr. Noetzel has nearly two decades of experience serving in senior executive management roles with large, international businesses within the energy and fuel industries, including managing distribution, logistics, operations and retailing functions covering twenty different countries for a business with $65 billion of annual sales. Mr. Noetzel also has served as a senior manager with a large international chemical company.

Robert Ripp, age 74, has served as a director since January 2013. Since 1999, Ripp has served as Chairman of Lightpath Technologies, a manufacturer of optical lens and module assemblies for the telecom sector. He served as Interim President and Chief Executive Officer of Lightpath from October 2001 to July 2002. Earlier, Mr. Ripp served in several senior management roles with AMP Incorporated, a publicly traded, international electrical products company, including Executive Vice President of Global Sales and Marketing, Chief Financial Officer and Chairman and Chief Executive Officer. Prior to that Mr. Ripp served in several senior financial management positions with International Business Machines, including as Vice President and Treasurer. Mr. Ripp holds a Bachelor’s degree from Iona College and a Master’s of Business Administration from New York University. He also served as a director of ACE Limited and PPG, both publicly traded companies, for more than twenty years and ten years, respectively. Mr. Ripp’s extensive accounting and financial experience, gained from serving as a chief executive officer, chief financial officer and corporate treasurer of large, international, publicly traded companies, as well as from serving on the audit committees of several such companies, is a valuable asset to the Board. In addition, Mr. Ripp’s service in the roles of chairman, director and senior officer positions of various publicly traded companies gives him an important understanding of the executive compensation and corporate governance issues and trends currently impacting the Company, and that may impact the Company in the future, as well as an understanding of how public company boards can and should function effectively.

David N. Weinstein, age 56, has served as a director since September 2009. He has been a business consultant specializing in reorganization activities since September 2008. Before that, Mr. Weinstein served as Managing Director and Group Head, Debt Capital Markets-High Yield and Leverage Finance at Calyon Securities, a global provider of commercial and investment banking products and services for corporations and institutional clients, from March 2007 to August 2008. Before assuming that role, Mr. Weinstein was a consultant specializing in business reorganization and capital markets activities from September 2004 to February 2007. Prior to that, Mr. Weinstein was a Managing Director and Head of High Yield Capital Markets at BNP Paribas, BankBoston Securities and Chase Securities, Inc., and head of the capital markets group in the High Yield Department at Lehman Brothers. Mr. Weinstein earned a Bachelor’s degree from Brandeis University and a Juris Doctorate from Columbia University School of Law. Mr. Weinstein served as the Chairman of the board of directors of Pioneer Companies, Inc. from January 2002 to December 2005, the Chairman of the board of directors of York Research Corp. from November

2002 to June 2004, the Chairman of the board of directors of Horizon Lines, Inc. from November 2011 to May 2015 and as a director of Interstate Bakeries Corporation from August 2006 to January 2007. Mr. Weinstein is currently a director of DeepOcean Group Holding AS, Everywhere Global, Inc. and TORM AS. Mr. Weinstein has nearly two decades of experience in the area of capital markets and other finance-related fields, where he has served, among others, in the positions of managing director and head of high yield capital markets for several large, global investment banking firms. Mr. Weinstein’s background providing long-term financial solutions to the issues faced by non-investment grade or highly leveraged issuers offers an understanding of capital-related matters and financial acumen that are important attributes to the Company’s success, and to Mr. Weinstein’s leadership of the Finance Committee. Additionally, having served on many boards of directors, Mr. Weinstein also brings substantial experience addressing public-company board issues. Mr. Weinstein has experience and insight into chemical industry operations, management, and capital structure having served as chairman of a publicly-traded chemical company that was one of the largest chlor-alkali producers in the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of our common stock to file reports regarding their beneficial ownership of our common stock. Based solely upon a review of those filings furnished to us and, written representations in the case of our directors and executive officers, we believe all reports required to be filed by Section 16(a) with the SEC were timely filed in 2015.

CORPORATE GOVERNANCE

The Audit Committee

The Audit Committee of the Board consists of T. Kevin DeNicola (Chairman), Patrick J. Fleming, William L. Mansfield and Mark L. Noetzel. Each member of the Audit Committee has the ability to read and understand financial statements, and the Board has determined that each member of the Audit Committee is “independent” as defined by New York Stock Exchange (“NYSE”) listing rules and Rule 10A-3 under the Exchange Act. The Board has also determined that T. Kevin DeNicola is an “audit committee financial expert” as that term is defined by SEC rules. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of SEC Regulation S-K that the determination that a person has the attributes of an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee and the Board, nor shall it affect the duties and obligations of other Audit Committee members or the Board. The primary functions of the Audit Committee are to review the adequacy of the system of internal controls and management information systems, to review the results of our independent registered public accounting firm’s quarterly reviews of our interim financial statements, and to review the planning and results of the annual audit with our independent registered public accounting firm. The Audit Committee also has responsibilities related to the oversight of the Company’s overall risk management process. This committee held eight meetings in 2015.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The compensation of directors is determined by the Board following a recommendation by the Nominating and Corporate Governance Committee, which reviews such compensation on a periodic basis. In May 2013, that committee recommended, and the Board approved, adjustments to the amount and nature of director compensation in order to reflect the larger size of the Company and the increased complexity of the Board’s duties following the Company’s merger with the chlor-alkalai and derivatives business of PPG (the “Merged Business”), and to more closely align director compensation with its peer companies following the merger. Effective May 19, 2015, the annual equity grant to directors was increased from approximately $100,000 to $110,000. There have been no other changes to director compensation since May 2013. Effective as of May 19, 2015, our non-employee directors are entitled to the following:

•	an annual fee of $80,000, which each non-employee director may elect to be paid in Company common stock or cash;

•	an annual equity grant of restricted stock units (“RSUs”) valued at approximately $110,000;

•	an additional fee of $1,000 per Board or committee meeting for every official meeting over a threshold of 25 official meetings per year that each such director attends;

•	an additional annual retainer with respect to each Board committee on which each non-employee director serves (unless the director serves as the chair of the committee) in the amounts of $10,000 for serving as a member of the Audit Committee, $7,500 for serving as a member of the Leadership Development and Compensation Committee, $5,000 for serving as a member of the Finance Committee and $5,000 for serving as a member of the Nominating and Corporate Governance Committee;

•	the Board’s non-executive Chairman is paid an additional annual fee of $80,000, the chairman of the Audit Committee is paid an additional annual fee of $25,000, the chairman of the Leadership Development and Compensation Committee is paid an additional annual fee of $15,000 and the chairman of each other committee of the Board is paid an additional annual fee of $10,000; and

•	non-employee directors are also eligible to participate in our 2011 Equity and Performance Incentive Plan (the “2011 Plan”), which was amended in January 2013 to limit the aggregate amount of stock or stock-based awards which a non-employee director could be granted under the 2011 Plan during any calendar year to a value as of their respective dates of grant of $300,000.

In May 2015, each non-employee director received a grant of 2,896 time-based RSUs under the 2011 Plan. These time-based RSU awards vest on the earlier of the first anniversary of the date of grant or the day immediately preceding the next annual meeting of stockholders. Directors are also eligible to defer compensation into the Company’s Deferred Compensation Plan described below under the heading “Executive Compensation—Compensation Discussion and Analysis—Summary of Our 2015 Executive Compensation Program—Non-Qualified Deferred Compensation Plan” on page 26 of this Amendment.

The following table details compensation earned by each non-employee director who served as a member of our Board in 2015. For information on the compensation paid to Messrs. Mann and Carrico, see the Summary Compensation Table on page 30 of this Amendment.

Director Compensation for the Year Ended December 31, 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mark L. Noetzel(2)	167,917	106,341	274,258
T. Kevin DeNicola(3)	112,500	106,341	218,841
William L. Mansfield(4)	105,000	106,341	211,341
David N. Weinstein(5)	97,500	106,341	203,841
Patrick J. Fleming(6)	95,000	106,341	201,341
Robert M. Gervis(7)	95,000	106,341	201,341
Dr. Victoria Haynes(8)	87,917	106,341	193,008
Michael H. McGarry(9)	85,000	106,341	191,341
Robert Ripp(10)	85,000	106,341	191,341

(1)	Reflects the aggregate grant date fair value of RSU grants made to directors in 2015 calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718. See Note 13 of the Notes to the Consolidated Financial Statements in our Original 10-K Filing. Mr. Fleming was the only non-management director with outstanding stock options at December 31, 2015, with 642 outstanding stock option awards on that date. The following directors held the number of unvested RSUs set forth opposite their names at December 31, 2015: Mr. Noetzel (2,896); Mr. DeNicola (2,896); Mr. Fleming (2,896); Mr. Gervis (2,896); Dr. Haynes (2,896); Mr. Mansfield; (2,896); Mr. McGarry (2,896); Mr. Ripp (2,896); and Mr. Weinstein (2,896).
(2)	The amount of earned fees reported for Mr. Noetzel is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $80,000 annual fee earned by Mr. Noetzel in his role as chairman of the Board; (c) the $2,083 fee earned through May 2015 by Mr. Noetzel in his role as a member of the Finance Committee; and (d) the $5,834 fee earned from June 2015 to December 2015 by Mr. Noetzel in his role as a member of the Audit Committee.
(3)	The amount of earned fees reported for Mr. DeNicola is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $25,000 annual fee earned by Mr. DeNicola in his role as chairman of the Audit Committee; and (c) the $7,500 annual fee earned by Mr. DeNicola in his role as a member of the Leadership Development and Compensation Committee.
(4)	The amount of earned fees reported for Mr. Mansfield is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $10,000 annual fee earned by Mr. Mansfield in his role as a member of the Audit Committee; and (c) the $15,000 annual fee earned by Mr. Mansfield in his role as chairman of the Leadership Development and Compensation Committee.
(5)	The amount of earned fees reported for Mr. Weinstein is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $10,000 annual fee earned by Mr. Weinstein in his role as chairman of the Finance Committee; and (c) the $7,500 annual fee earned by Mr. Weinstein in his role as a member of the Leadership Development and Compensation Committee.
(6)	The amount of earned fees reported for Mr. Fleming is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $10,000 annual fee earned by Mr. Fleming in his role as a member of the Audit Committee; and (c) the $5,000 annual fee earned by Mr. Fleming in his role as a member of the Nominating and Corporate Governance Committee.
(7)	The amount of earned fees reported for Mr. Gervis is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b), the $10,000 annual fee earned by Mr. Gervis in his role as chairman of the Nominating and Corporate Governance Committee; and (c) the $5,000 annual fee earned by Mr. Gervis in his role as a member of the Finance Committee.
(8)	The amount of earned fees reported for Dr. Haynes is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; (b) the $5,000 annual fee earned by Dr. Haynes in her role as a member of the Nominating and Corporate Governance Committee; and (c) the $2,917 fee earned from June 2015 to December 2015 by Dr. Haynes in her role as a member of the Finance Committee.
(9)	The amount of earned fees reported for Mr. McGarry is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; and (b) the $5,000 annual fee earned by Mr. McGarry in his role as a member of the Finance Committee.
(10)	The amount of earned fees reported for Mr. Ripp is the sum of: (a) the $80,000 annual fee paid to all non-employee directors; and (b) the $5,000 annual fee earned by Mr. Ripp in his role as a member of the Nominating and Corporate Governance Committee. Mr. Ripp will not be standing for re-election at the annual meeting.

COMPENSATION DISCUSSION AND ANALYSIS

In this section of the Amendment, we will describe the important components of our executive compensation program for our named executive officers, or “NEOs”, whose compensation is set forth in the Summary Compensation Table on page 30 of this Amendment and in other compensation tables described elsewhere in this Amendment. For 2015, our NEOs were:

•	Timothy Mann, Jr., our President and Chief Executive Officer;

•	Gregory C. Thompson, our Executive Vice President and Chief Financial Officer;

•	William H. Doherty, our Senior Vice President, Chemicals;

•	Simon Bates, our Senior Vice President, Building Products;

•	Sharon G. Piciacchio, our former Senior Vice President, Supply Chain, who retired from the Company effective at the end of 2015;

•	Paul D. Carrico, our former President and Chief Executive Officer, who retired from the Company in July 2015;

•	Joseph C. Breunig, our former Executive Vice President, Chemicals, who resigned from the Company effective September 2015; and

•	Mark J. Orcutt, our former Executive Vice President, Building Products, who resigned from the Company in September 2015.

This section of the Amendment also provides an overview of our compensation philosophy and program, and explains how and why the Leadership Development and Compensation Committee (the “Committee”) determined the specific compensation policies and decisions involving the NEOs.

Executive Summary

2015 Leadership Transition

Our 2015 fiscal year was a year of management transition. Following Mr. Carrico’s retirement in July, our Board appointed Mr. Mann as Interim Chief Executive Officer and commenced a search to identify a new chief executive officer. After considering a number of qualified candidates, the Board’s search culminated in the appointment of Mr. Mann as President and Chief Executive Officer. The Board believes that Mr. Mann has the requisite experience and capabilities to lead the Company as we aggressively seek to transform the Company and drive stockholder value. Mr. Mann is joined by the new leaders of our Chemicals and Building Products businesses, Mr. Doherty and Mr. Bates, both of whom were promoted from within the Company.

In connection with his appointment as Interim Chief Executive Officer, Mr. Mann’s base salary was increased to $750,000 per annum and his annual incentive bonus target for 2015 was increased to 110 percent of his new base salary, receipt of which was dependent on the Company’s attainment of certain financial, strategic and operational goals, which were not satisfied as described elsewhere in this Compensation Discussion and Analysis. In addition, Mr. Mann was given a midyear 2015 cash incentive award opportunity, which was paid out in the amount of $1,000,000 in January 2016, based on the Committee’s assessment of his performance with respect to the Company’s strategic objectives described elsewhere in this Compensation Discussion and Analysis. In connection with his appointment as President and Chief Executive Officer on November 17, 2015, his base salary was increased to $885,000 and his annual target short-term incentive bonus award was established at 125 percent of his base salary for the 2016 performance year.

Our Business

We are a leading North American manufacturer and international marketer of chemicals and building products, with net sales of $3.36 billion for the year ended December 31, 2015, and operations in Canada, Taiwan and the United States. We manufacture and sell a wide array of chemicals products, including: chlorine, caustic soda, vinyl chloride monomer, chlorinated solvents, calcium hypochlorite, ethylene dichloride, muriatic acid, polyvinyl chloride and vinyl compounds. We also manufacture and sell vinyl-based building and home improvement products.

We believe that our management team has taken great strides to transform our business over the past year, aggressively transforming the Company by optimizing our portfolio and reducing our cost structure to position the Company to respond to current and expected industry conditions. As a part of our strategic plan, we sold our Aromatics business in September 2015, renegotiated the terms of, and made a final investment decision with respect to, our arrangement with Lotte to construct and operate a new state-of-the-art 1.0 million metric ton per annum ethane cracker (ethylene manufacturing plant) and, just recently in 2016, sold two non-core Building Products businesses, our Solucor compound additives business and our window and door profiles business. We have also begun the process to actively market the remainder of our Building Products business. In addition to these strategic moves, we sold our La Porte, Texas chemical manufacturing facility in April 2015 and initiated a plan to improve our productivity and reduce costs by approximately $100 million by the end of 2016 and, by February 2016, we had taken actions expected to achieve 80 percent of this objective, which included, among other things, headcount reductions, overhead and shared services consolidations and other reductions in spending related to third party contractors and procurement.

For more information about our business and recent developments, please see “Item 1, Business” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original 10-K Filing.

2015 Executive Compensation Highlights

Consistent with our compensation philosophy and objectives, during 2013 the Committee took the following compensation-related actions:

Consistent with our compensation philosophy and objectives, the Committee took the following compensation-related actions during 2015:

•	provided annual cash incentive compensation opportunities based on performance against a combination of various Adjusted EBITDA,(1) operational and strategic goals;

•	granted all of our NEOs long-term, equity incentive awards that do not fully vest until three years after the grant date, thereby aligning the long-term interests of our NEOs with those of our stockholders;

•	provided that 83 percent of our former Chief Executive Officer’s (“CEO’s”) 2015 target direct compensation,(2) 84 percent of our current CEO’s target direct compensation and, on average, approximately 67 percent of our other NEOs’ 2015 target direct compensation was incentive-based, and thus, “at risk;” and

•	increased the base salaries for all of the NEOs (excluding increases made in connection with promotions during the year) by approximately 3 percent, on average, based upon a review of the market competitiveness of the base salary of each of our NEOs, the individual performance of each NEO and the Company’s financial performance.

(1)

For purposes of our 2015 executive compensation program, Adjusted EBITDA is different from Adjusted EBITDA as reported in our Original 10-K Filing. In the Compensation Discussion and Analysis, “Adjusted EBITDA” means earnings or losses before interest, taxes, depreciation, and amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to various potential and completed mergers and acquisitions, including the merger with the Merged Business, costs to attain merger-related synergies, certain pension plan amendment curtailment gains and settlement losses, goodwill, intangibles, and other long-lived asset impairments.
(2)	We define “target direct compensation” to be the aggregate of each executive officer’s annual: (1) base salary; (2) non-equity incentive compensation opportunity, at the target level established by the Committee; and (3) long-term equity incentive awards, at the target level established by the Committee. Other components of the total compensation of our executive officers not included in target direct compensation are set forth on the Summary Compensation Table on page 30 of this Amendment.

Compensation-Related Corporate Governance Standards

We strive to maintain effective governance standards, including with respect to the oversight of our executive compensation policies and practices. To that end, in 2015:

•	the Committee continued to consist solely of independent directors as defined by NYSE listing rules and Rule 10C-1 under the Exchange Act, whose decisions regarding the compensation of our CEO were made in executive sessions that were not attended by any executive officers, including the CEO;

•	the Committee recommended to the non-management members of the Board for their ratification the types and amounts of compensation for the CEO, and the Board ratified the Committee’s recommendations in an executive session that was not attended by any executive officer, including the CEO;

•	the Board recommended the approval of, and our stockholders approved by more than 93 percent, the compensation of our executive officers in an advisory “say-on-pay” stockholder vote taken in 2015, which will be taken again in 2016, and we expect this annual say-on-pay vote to continue for the foreseeable future;

•	the Committee’s independent compensation consultant, Semler Brossy Consulting Group, LLC (“Semler Brossy”), was retained directly by the Committee and did not provide any services to management;

•	the Committee evaluated whether there was any conflict of interest with respect to Semler Brossy and certain of its employees providing executive compensation consulting services to the Committee, and concluded (after taking into account the six-factor test adopted by the SEC and NYSE) that Semler Brossy was independent and no such conflict of interest existed;

•	the Committee conducted an annual review with its compensation consultant of the nature and amount of compensation paid to the executive officers of a peer group of chemicals and building products businesses (with characteristics similar to the Company) so that the compensation paid to the Company’s executive officers would be competitive and aligned with our compensation philosophy; and

•	the Committee conducted a review of our compensation philosophy and objectives and compensation-related risks arising from the compensation policies and practices for all employees, and determined that such risks were not reasonably likely to have a material adverse effect on the Company.

In addition, our compensation philosophy and objectives contain several specific elements that are designed to align our executive compensation with the long-term interests of our stockholders, including:

•	stock ownership guidelines that emphasize the importance of substantive, long-term share ownership by both directors and executive officers, so as to better align their financial interests with those of our stockholders, and place responsibility on the CEO to attain Company stock ownership at 5 times his base salary and other NEOs to attain Company stock ownership at 2.5 times their base salaries;

•	none of our executive officers having multi-year guarantees of compensation;

•	a policy allowing the Company to “clawback” any incentive compensation paid or granted to any executive officer based on financial results that subsequently are restated as the result of the executive’s fraudulent or illegal conduct;

•	provisions in our equity awards that require a “double-trigger” for accelerated vesting in connection with a change of control;

•	a May 2011 amendment to our Executive and Key Employee Change of Control Severance Plan (the “Change of Control Plan”) that eliminates the excise tax gross-up benefit that had been provided under that plan with respect to any person who becomes an executive officer on or after May 16, 2011 (including any person newly hired by the Company and any person promoted from within the Company from a non-executive officer position to an executive officer position on or after that date);

•	a January 2013 amendment to our 2011 Plan that limits the aggregate amount of stock or stock-based awards that could be granted to a non-employee director under the 2011 Plan during any calendar year to a value as of their respective dates of $300,000;

•	policies that prohibit directors, officers and certain other Company employees from engaging in short-selling or hedging transactions with respect to the Company’s common stock or pledging Company securities (except in limited circumstances); and

•	a policy of providing only limited perquisites to our executive officers in the form of a Company car or car allowance, the value of which is disclosed in the table set forth in footnote (5) to the Summary Compensation Table beginning on page 30 of this Amendment.

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

The Committee designed the executive compensation programs in place during 2015 to be consistent with this compensation philosophy. Specifically, the Committee observed the following guiding principles that emerge from our compensation philosophy:

•	Compensation Should Be Performance-Based: A substantial portion of the total compensation opportunity should reflect and reinforce a “pay for performance” culture favoring performance-based cash and equity incentive compensation in lieu of salary, supplemental benefits or executive perquisites, and should vary based upon our financial, operational and strategic performance against pre-established goals, and the long-term value of the Company;

•	Compensation Should Be Aligned with Stockholder Interests: Our compensation programs should align the interests of executive officers with the long-term interests of our stockholders by providing strong incentives to maximize long-term value for our stockholders, while balancing acceptable risks through the use of stock ownership guidelines and “clawback” policies applicable to executives; and

•	Compensation Should Be Market Competitive: Our success is heavily dependent on our ability to attract and retain experienced executive officers who are proven leaders, and to motivate them to consistently deliver positive strategic and financial results. As a result, overall compensation should be structured to present an attractive package to existing and potential executive officers.

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

Each executive officer and non-employee director has five years as an officer or director, respectively, to attain stock ownership and compliance with the stock ownership requirements annually. All of the individuals named in the Summary Compensation Table below that remain executive officers of the Company as of the date of this Amendment are in compliance with these stock ownership requirements after taking into consideration the five-year grace period to achieve the minimum ownership thresholds.

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

Risk Mitigating Performance Metric and Vesting for Equity Awards

In March 2015, the Committee established that performance metrics for one-half of the RSUs granted to the executive officers in 2015 will be based on a relative total shareholder return (“TSR”), defined as share price appreciation and dividends paid, assuming those dividends are reinvested as paid, and these performance-based RSUs will cliff vest on the third anniversary of the grant date if the performance metrics are achieved. The comparator group for these awards consists of chemical companies from the S&P 1500. The Committee believes that the use of TSR as the relevant performance metric discourages unnecessary risk-taking by: (1) aligning our NEOs’ long-term compensation with the long-term performance of the Company, and accordingly, with the long-term interests of the Company’s stockholders; (2) removing any subjectivity in measuring performance; and (3) using publicly available, and thus, transparent, performance metrics.

Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to vote annually on a say-on-pay proposal. At our 2015 annual meeting of stockholders held on May 19, 2015, more than 93 percent of the votes cast by stockholders on the advisory vote on executive compensation (the “say-on-pay proposal”) were in favor of the compensation of our NEOs. The Committee believes this favorable vote affirms our stockholders’ support of its approach to executive compensation and, as a result, the Committee did not make material changes to the implementation of our executive compensation philosophy in 2015.

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

Section 162(m) of the Internal Revenue Code (the “Code”) limits deductibility of certain compensation for our CEO and the three other executive officers (other than the Chief Financial Officer) who are highest-paid and employed at year-end to $1 million. If certain conditions are met, performance-based compensation may be excluded from this limitation.

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

With respect to the proposed compensation for the CEO, the Committee determines, approves and recommends to the non-management members of the Board for ratification all compensation, equity and benefits to be paid to the CEO based on an evaluation of the CEO’s performance in light of corporate goals and objectives that were previously approved by the Committee and ratified by the non-management members of the Board.

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

In setting and evaluating annual compensation of the Company’s executive officers, the Committee reviews and considers, among other factors, the pay mix, which is the percentage of total compensation represented by each element of compensation, of each of the Company’s executive officers, as compared to the Company’s “market references” described below. The target 2015 pay mix for each of the Company’s NEOs that remained with the Company as of the end of 2015, which differs from the actual awards described under “Compensation Tables — Summary Compensation Table”, was as follows:

Named Executive Officer	2015 Base Salary as % of Total Nonpension Compensation(1)	2015 Non-Equity Incentive Award as % of Total Nonpension Compensation(1)	2015 Long-Term Equity Incentive Award as % of Total Nonpension Compensation(1)
Timothy Mann, Jr.	16%	17%	67%
Gregory C. Thompson	29%	22%	49%
William H. Doherty	30%	23%	47%
Simon Bates	35%	23%	42%
Sharon G. Piciacchio	38%	24%	38%

(1)	“Total Nonpension Compensation” includes total compensation as of December 31, 2015, including 2015 base salary, 2015 target cash incentive award and target long-term equity incentive awards, but excludes “other” compensation, changes in pension value, non-qualified deferred compensation earnings and severance payments.

The Role of Our Chief Executive Officer

Within the parameters of the compensation philosophy and objectives established by the Committee and/or Board, each year our CEO recommends to the Committee the level of base salary, the target annual cash incentive award and the target long-term equity incentive award for each of the other executive officers. The recommendations of our CEO are based on his evaluation of each executive officer’s performance, the performance of the individual business units or functions for which that executive officer is responsible and management retention considerations. The Committee considers the CEO’s recommendations, along with all other appropriate factors, in reaching its decisions regarding the compensation of each executive officer. In some cases, the CEO’s recommendations are modified by the Committee during the course of its deliberations.

The Role of the Board of Directors

The non-management members of our Board review and ratify the recommendations of the Committee with respect to: (1) the design of incentive compensation plans for the Company’s executive officers; (2) any significant changes to compensation guidelines and benefit plans for the Company’s executive officers; and (3) significant changes to benefit programs for the Company’s executive officers. In addition, the Committee determines, and then recommends to the non-management members of the Board for their ratification, all compensation, equity and benefits to be paid to the CEO (with the CEO not participating in those deliberations).

The Role of the Compensation Consultant

As a part of its responsibilities, the Committee has the authority to appoint, compensate and oversee the Company’s outside compensation consultant. In 2015, the Committee retained Semler Brossy as its consultant to assist the Committee with its responsibilities related to the Company’s compensation policies and programs for its executive officers. In addition, in 2015, the Board’s Nominating and Corporate Governance Committee retained Semler Brossy as its consultant to assist that committee with its responsibilities related to the Company’s compensation policies and programs for its directors. Semler Brossy did not provide any services unrelated to executive officer and director compensation consulting to any Board committee or to the Company during 2015. The Committee has taken into account the six-factor test adopted by the SEC and the NYSE to analyze the independence of Semler Brossy and determined that Semler Brossy is independent and that its work does not raise any conflicts of interest.

The compensation consultant reports directly to the Committee. One or more representatives of the compensation consultant participates in the meetings of the Committee, as requested by the Committee chairman, and communicates with the Committee chairman between meetings, as needed. The compensation consultant does not make decisions regarding the compensation of our executive officers. Rather, the compensation consultant provides advice, guidance and information that the Committee and, with respect to certain decisions, our Board, may consider when making executive compensation decisions.

The Committee’s compensation consultant supports the Committee by conducting an independent and comprehensive review of our executive compensation programs, including providing periodic reports showing total remuneration for each executive officer, and an evaluation of total compensation and individual pay elements based upon our market references. In November 2014, the compensation consultant conducted such a review and analysis and discussed it with the Committee in connection with the Committee’s determination of executive officer compensation for 2015. That review took into account the size and complexity of the Company and its operations, and included evaluations of the elements of direct compensation, including: base salary, annual non-equity incentive awards and long-term equity-based incentive awards against our peer group and survey data. In addition, the compensation consultant’s review also considered executive compensation trends and the incentive design for executive officers of the Company.

The Use of Data About Other Companies’ Compensation Programs

In conducting the evaluations made by the Committee in its executive compensation decision making, the compensation consultant uses “market references,” which consist of a peer group of chemicals and building products businesses with characteristics similar to the Company (based on revenue, market capitalization, assets and/or number of employees) and survey data as discussed below. The market reference peer group for 2015 consisted of the following 17 companies:

• Armstrong World Industries, Inc.	• Olin Corporation
• Ashland, Inc.	• Owens Corning
• Celanese Corporation	• Polyone Corporation
• CF Industries Holdings, Inc.	• RPM International Incorporated
• Chemtura Corporation	• USG Corporation
• Eastman Chemical Company	• Valspar Corporation
• FMC Corporation	• Westlake Chemical Corporation
• Huntsman Corporation	• W.R. Grace & Co.
• Masco Corporation

*	Rockwood Holdings, Inc. was removed from the list due to its acquisition by Albemarle Corporation in January 2015.

In addition, to assess compensation levels, the compensation consultant recommended to the Committee, and the Committee utilized data from, the Willis Towers Watson U.S. CDB Executive Compensation Survey. The compensation consultant adjusted this survey data to include samples from general industry companies as well as companies in the chemical or building products industries, adjusted based upon the size of the Company’s annual revenue.

Elements of Our Executive Compensation Program

The principal elements of our executive compensation program are: (1) base salary; (2) annual cash (non-equity) incentive awards; (3) long-term equity-based awards; and (4) benefits.

The purpose and nature of each element is provided in the table below:

Element	Purpose	Nature of Element	Fixed/ Variable

Base salary	Provide a market-based level of compensation that is consistent with each executive officer’s role, responsibilities, experience, tenure, prior performance, actual and expected contributions and internal pay-equity considerations	Short-term	Fixed

Annual cash (non-equity) incentive awards	Align each executive officer’s financial interests with the achievement of the Company’s annual business objectives as well as the individual officer’s contribution to those objectives	Short-term	Variable

Long-term equity-based awards	Align executive officers’ long-term interests with those of other stockholders and encourage them to have an ownership mentality	Long-term	Variable

Benefits	Provide benefits equivalent to those generally available to employees or to similarly situated executives at market reference companies	Short and Long-term	Fixed

Summary of Our 2015 Executive Compensation Program

For 2015, the Committee took into account a number of factors in determining the compensation of the executive officers. These factors included, among other things: (1) our compensation philosophy and objectives; (2) actual Company performance in 2015; and (3) actual individual executive officer performance in 2015.

The following sections describe the various elements of our executive compensation program, including the objectives, market positioning, structure and operation, and other information specific to 2015 payments, awards, and pay actions in more detail.

Base Salary

Each NEO is paid a base salary, which is reviewed annually by the Committee. Salaries for NEOs are generally targeted to be at or near the median of salaries paid by the market references, but are also dependent upon the officer’s role and responsibilities, experience and tenure, prior performance, actual and expected contributions, and internal pay equity considerations.

Base salaries for NEOs, including for our former CEO, were reviewed by the Committee in March 2015 within the context of an overall compensation market reference analysis performed by its compensation consultant. The analysis conducted by the compensation consultant was discussed with the Committee in December 2014 and March 2015. Adjustments to the NEOs’ salaries were approved by the Committee in March 2015, with our former CEO’s adjustment being ratified by the non-management members of the Board at that time, and those adjustments became effective in April 2015. Base salaries for the NEOs (excluding increases in connection with promotions during the year), other than the CEO, were increased in March 2015 by approximately 3.7 percent as compared to 2014 salaries. Our former CEO’s base salary was increased by approximately 3.2 percent as compared to his 2014 salary. After giving effect to the base salary increases, 2015 base salaries for the NEOs (including increases made in connection with promotions during the year), 2014 base salaries and the year over year percentage increase of the NEO salaries were as follows:

Name of NEO	2015 Base Salary Following Promotions	2015 Base Salary Prior to Promotions	2014 Base Salary	Year over Year Percentage (Excluding Promotions)	Year over Yea Percentage (Including Promotions)
Timothy Mann, Jr.(1)	$885,000	$462,000	$449,000	2.9%	97%
Gregory C. Thompson	N/A	$535,000	$519,000	3.1%	N/A
William H. Doherty	$475,000	$396,000	$396,000	0.0%	20%
Simon Bates	$425,000	$328,000	$318,000	3.1%	30%
Sharon G. Piciacchio	N/A	$361,000	$350,000	3.1%	N/A
Paul D. Carrico(2)	N/A	$975,000	$945,000	3.2%	N/A
Joseph C. Breunig(2)	N/A	$532,000	$532,000	0.0%	N/A
Mark J. Orcutt (2)(3)	N/A	$587,000	$570,000	3.0%	N/A

(1)	Mr. Mann’s base salary was increased to $750,000 following his appointment as Interim President and Chief Executive Officer on July 6, 2015, and increased to $885,000 upon his appointment as President and Chief Executive Officer on November 17, 2015.
(2)	2015 base salary amount for Messrs. Carrico, Breunig, and Orcutt are as of the last day of employment.
(3)	Amounts are paid and reported here in Canadian dollars.

The Committee and Board believe these base salary increases were appropriate because: (1) generally, the increases kept our NEOs’ base salaries at or close to the median of base salaries for similarly situated NEOs at our market reference peer group of companies; (2) the Committee believed the Company had continued to make significant progress in improving the Company’s financial performance and in meeting the operational and strategic goals set out for the Company; and (3) the Company planned salary and promotional increases for its other management and professional employees.

In particular, due to recent changes in our executive team, including the retirement of our former CEO, as well as the resignations of Mr. Breunig, our former Executive Vice President, Chemicals, and Mr. Orcutt, our former Executive Vice President, Building Products, the Company promoted Mr. Mann to President and Chief Executive Officer, Mr. Doherty to Senior Vice President, Chemicals and Mr. Bates to Senior Vice President, Building Products. Base salaries were increased for these individuals at the time of promotion to reflect new positions and increased responsibilities. These new salaries were set at levels below the median base salaries for similarly situated NEOs at our market reference of peer group companies. Base salaries for the NEOs receiving promotions in 2015, the respective 2014 base salaries for those NEOs and the year over year percentage increase are reflected in the table above.

Annual Cash Incentive Opportunity

Adjusted EBITDA Annual Cash Incentive

The Company’s annual cash incentive opportunity program for 2015 was designed so that a portion of the overall annual cash compensation of NEOs was linked to annual corporate financial performance and, with respect to the head of each business division, the financial performance of the division that each of them manages, as well as the attainment of certain operational goals, which also were division-specific for the head of each business division. This program and the metrics established under it are intended to incentivize superior business and individual performance, and tie the interests of management to Company performance, and accordingly, to the interests of our stockholders. For 2015, each NEO had a target annual cash incentive award opportunity expressed as a percentage of base salary. Individuals with greater overall responsibility for corporate performance typically have larger incentive opportunities when compared to base salaries in order to weight their overall pay mix more heavily toward performance-based compensation.

For each of the NEOs, the target opportunity amounts were as set forth in the table below:

NEO	Target Opportunity (as a % of base salary)
Timothy Mann, Jr. (1)	110%
Gregory C. Thompson	75%
William H. Doherty (2)	75%
Simon Bates	65%
Sharon G. Piciacchio	60%
Paul D. Carrico (3)	N/A
Joseph C. Breunig (3)	N/A
Mark J. Orcutt (3)	N/A

(1)	Mr. Mann’s target percentage was increased from 65 percent to 110 percent of his base salary following his appointment as interim President and Chief Executive Officer and to 125 percent of his base salary effective 2016 after his appointment as President and Chief Executive Officer.
(2)	Mr. Doherty’s target percentage was increased from 30 percent to 75 percent upon his promotion to Senior Vice President, Chemicals.
(3)	Paul D. Carrico, Joseph C. Breunig and Mark J. Orcutt departed the Company effective as of July 5, 2015, September 1, 2015 and September 25, 2015, respectively, and forfeited any annual cash incentive opportunity under the terms of their separation agreements.

The Committee administers the Company’s annual cash incentive opportunity program for the CEO and other NEOs and, as part of that function, determined that the opportunity for 2015 cash incentive compensation payouts for Messrs. Mann, Thompson, Bates and Carrico and Ms. Piciacchio would be based on the following performance metrics and goals, weighted as follows:

•	50 percent of the award opportunity was to be based upon the Company’s Adjusted EBITDA for 2015;

•	30 percent of the award opportunity was to be based upon the level of achievement of the specific and measurable operational goals for: (1) our Chemicals business related to reliability, environmental health and safety, operating rates (as compared to the industry average) and gross margin percentage; and (2) our Building Products business related to reductions in conversion costs and the percentage of net sales generated from innovative new products; and

•	20 percent of the award was to be based upon the level of achievement of certain specific corporate strategic goals related to strategic initiatives to gain access to cost-based ethylene, developing and refining strategic plans and succession planning (the “Corporate Strategic Goals”).

In addition, the Committee determined that, with respect to the evaluation of Mr. Carrico’s cash incentive compensation, it would also consider Mr. Carrico’s level of achievement of goals related to improvements in safety and the achievement of cost synergies.

The Committee further determined that the opportunity for 2015 cash incentive payouts for Messrs. Doherty, Breunig and Orcutt would be based upon the following performance metrics and goals, weighted as follows:

•	20 percent of the award opportunity was to be based upon the Company’s Adjusted EBITDA for 2015;

•	30 percent of the award opportunity was to be based upon the Adjusted EBITDA of our Chemicals business, for Messrs. Doherty and Breunig, and the Adjusted EBITDA of our Building Products business, for Mr. Orcutt;

•	30 percent of the award opportunity was to be based upon the achievement of operational goals of our Chemicals business, for Messrs. Doherty and Breunig, related to reliability, environmental health and safety, operating rates (as compared to the industry average) and gross margin percentage, and operational goals of our Building Products business for Mr. Orcutt, related to reductions in conversion costs and the percentage of net sales generated from innovative new products; and

•	20 percent of the award opportunity was to be based upon the achievement of the Corporate Strategic Goals.

Adjusted EBITDA is used as the primary measure of performance within each of the Company’s business units, and both the Committee and management believe industry participants commonly use it as a main component of valuation analysis of companies whose businesses may be cyclical, like the Company. The Adjusted EBITDA measure was also selected as a Company performance goal to encourage executive officers to focus on improving corporate performance by controlling corporate expenses, and improving the quality and volume of earnings, which aligned with the Company’s overall business objectives for 2015.

In determining various levels of Adjusted EBITDA at which payouts may be made, the annual cash incentive program provided for adjustments to EBITDA for certain cost, charge and income items, substantially similar (other than lease financing obligations) to those excluded from adjusted EBITDA in the Company’s public sales and earnings disclosures. The Committee has the discretion to define Adjusted EBITDA with respect to its use as a performance metric in the Company’s annual cash incentive program. The Committee established the Adjusted EBITDA targets at levels designed to incentivize superior performance by our NEOs.

The threshold, target and maximum levels of corporate and divisional Adjusted EBITDA used for annual cash incentive program payout purposes were determined by the Committee after review and consideration of the Company’s internally-developed, detailed budgets and forecasts.

The Company’s actual Adjusted EBITDA and the actual Adjusted EBITDA for our Chemicals and Building Products businesses in 2015 were below the threshold levels for the portion of the annual cash incentive program tied to Adjusted EBITDA. No payouts to NEOs were made with respect to the Adjusted EBITDA annual cash incentive program.

Midyear 2015 Cash Incentive Award

In connection with the management transitions beginning in July 2015, the Committee determined that it was appropriate to grant a midyear 2015 cash incentive award opportunity based upon the achievement of positive EBITDA and the extent of achievement of the following strategic and operational goals:

•	enhancing the Company’s safety and environmental record and deepening the culture of operational excellence;

•	establishing performance management processes to ensure delivery of second half of 2015 commitments to investors, including a cost reduction program;

•	delivering on certain 2015 milestones with respect to the ethane cracker arrangement with Lotte Chemical Corporation;

•	progress with respect to our SAP implementation;

•	defining and executing on portfolio options and communicating effectively on such transactions;

•	assessing and implementing a succession plan for the executive team; and

•	rebuilding confidence with the Company’s investors.

This program and the metrics established under it are intended to incentivize superior key business and individual performance, to encourage retention of key employees of the Company in light of the recent management transitions and tie the interests of management to Company performance, and accordingly, to the interests of the Company’s stockholders.

In January 2016, the Committee evaluated management’s performance against these performance measures as a whole, but did not assign specific weight or percentages to any specific measure standing alone. Based on the Company’s positive EBITDA in 2015 and the achievement or partial achievement of these operational and strategic goals and objectives, including in particular the development of a cost reduction plan, reaching a final investment decision with respect to the arrangement with Lotte Chemical Corporation to build an ethane cracker and the completion of the management transition and succession plan, the Committee, acting upon a recommendation from the Company’s CEO (other than with respect to his own award), elected to exercise its discretion and made the following incentive payments under the program to the NEOs remaining with the Company after the 2015 management transition:

Name of NEO	Target Amount	% of Target Amount	Total 2015 Payout
Timothy Mann, Jr. (1)	$1,000,000	100	$1,000,000
Gregory C. Thompson	$200,000	75	$150,000
William H. Doherty	$250,000	100	$250,000
Simon Bates(2)	n/a	n/a	n/a
Sharon G. Piciacchio	$87,500	100	$87,500

(1)	Mr. Mann’s target opportunity for the midyear 2015 cash incentive award was established in connection with his appointment as Interim Chief Executive Officer on July 6, 2015.
(2)	Mr. Bates was not eligible for the midyear 2015 cash incentive award.

Recent Management Promotions

In connection with his promotion to Senior Vice President, Building Products, Mr. Bates will be eligible to receive a $600,000 bonus that is scheduled to be paid on the earlier of December 31, 2017 or the date on which the Company consummates any sale of its Building Products business, if applicable, following the completion of its ongoing sale process for that division. In March 2016, the Committee awarded Mr. Bates an additional discretionary cash bonus in the amount of $250,000 for his 2015 performance since his promotion in respect of financial and cost reduction objectives for our Building Products business.

Long-Term Equity-Based Awards

The objective of providing long-term incentive compensation is to focus executives on increasing shareholder value over a longer period of time. It rewards achievement of the specific metrics described below. We choose to pay long-term incentive compensation because it aligns NEOs’ longer-term interests with those of other stockholders and encourages them to have an ownership mentality. We generally make long-term incentive compensation grants in May of each fiscal year. Historically these grants do not fully vest in less than three years and one-half of the total grant would not vest until two years or more after the grant date.

The 2011 Plan, which was approved by our stockholders, is our long-term incentive plan. The 2011 Plan provides the Committee with an opportunity to make a variety of stock-based awards, while selecting the form that is most appropriate for the Company and the executive group. We have historically made the following types of long-term equity awards under the 2011 Plan:

•	time-based RSUs that vest ratably over time; and

•	performance-based RSUs that vest based solely on the achievement of performance goals or metrics established by the Committee.

In 2015, our NEOs, except for our former CEO, Mr. Carrico and former Executive Vice President, Chemicals, Mr. Breunig, received 50 percent of their long-term incentive compensation in the form of time-based RSUs and 50 percent in the form of performance-based RSUs with performance criteria based on the TSR of the Company’s common stock. In lieu of time-based RSUs, Mr. Carrico and Mr. Breunig received approximately one-half of his long-term equity incentive compensation grants in the form of performance-based RSUs for which the performance criteria was the Company achieving a positive Adjusted EBITDA for the year ended December 31, 2015. In this regard, the Committee concluded that all of the RSUs granted to those two NEOs should be performance-based, but one-half of those RSUs should be designed primarily to provide an incentive for the NEOs to remain with the Company. Executives who were not NEOs at the time of the long term incentive grant in May 2015 received only time-based RSUs at that time.

In 2016, following an annual review our NEOs’ compensation, the Committee awarded to each of Messrs. Mann, Thompson and Doherty performance-based RSUs and time-based RSUs in respect of 2016 and in lieu of 2017 awards. The Committee believes that combining the 2016 and 2017 awards better aligns executive compensation and long-term shareholder value creation, provides a strong incentive for successful execution of the Company’s strategies and helps ensure the retention of senior management during this important period for the Company. As a result of the determinations with respect to these awards, the Committee anticipates making no further grants of such equity awards in 2017 to Messrs. Mann, Thompson and Doherty.

Time-Based RSUs Granted in 2015

In May 2015, the Committee granted to Mr. Mann, our President and Chief Executive Officer, Mr. Thompson, our Executive Vice President and Chief Financial Officer, Ms. Piciacchio, our former Senior Vice President, Supply Chain, Mr. Bates, our Senior Vice President, Building Products and Mr. Orcutt, our former Executive Vice President, Building Products, the following time-based RSUs that vest in equal installments on each of the first three anniversaries of the grant date:

Name of NEO	Time- Based RSUs
Timothy Mann, Jr.	9,083
Gregory C. Thompson	11,979
William H. Doherty(1)	10,882
Simon Bates(2)	19,255
Sharon G. Piciacchio(3)	4,745
Mark J. Orcutt(3)	9,268

(1)	Mr. Doherty received 6,582 time-based RSUs as part of his promotion on July 23, 2015, which are included.
(2)	Mr. Bates received 15,672 time-based RSUs as part of his promotion on September 25, 2015, which are included.
(3)	Mr. Orcutt and Ms. Piciacchio forfeited these awards in connection with their resignation or retirement, respectively, from the Company.

In considering the number of time-based RSUs to grant to each of these NEOs, the Committee considered a number of factors, including:

•	the value of long-term incentive grants, including the mix of time-based and performance-based vehicles, in comparable positions at the market reference peer companies described on page 15 of this Amendment;

•	the number of shares that remained available to be granted under the 2011 Plan; and

•	the financial performance of the Company and the individual performance of each of these NEOs.

Recent Management Promotions

In connection with his promotion to Senior Vice President, Chemicals, the Committee made a one-time grant to Mr. Doherty of 6,582 time-based RSUs on July 23, 2015, which will vest over a period of three years, with one-third vesting on each of the first, second and third anniversaries of May 19, 2015.

The NEOs have no rights of ownership in the shares of our common stock underlying the time-based RSUs and have no right to vote such shares until the applicable vesting date. Dividend equivalents are paid in cash on the shares of our common stock underlying the time-based RSUs and are deferred (with no earnings accruing) until the vesting date.

Adjusted EBITDA Performance-Based RSUs Granted in 2015

In May 2015, in lieu of time-based RSUs, the Committee granted to Mr. Carrico, our former CEO, and Mr. Breunig, our former Executive Vice President, Chemicals, 48,709 and 13,322 performance-based RSUs, respectively, that will not vest in accordance with the terms of each executive’s separation. The performance criteria for these performance-based RSUs was the Company achieving a positive Adjusted EBITDA for the year ended December 31, 2015 and vesting was scheduled to occur in equal installments on each of the first three anniversaries of the grant date. The Committee determined that the granting of these performance-based RSUs was appropriate because all of the RSUs granted to these two NEOs would be performance-based, but also because approximately one-half of these NEOs’ performance-based RSUs (i.e., the performance-based RSUs set forth on the table below) would serve primarily as an incentive for each of them to remain employed with the Company during that staggered vesting period. Although the Company satisfied these NEOs’ Adjusted EBITDA performance targets under these performance-based RSUs by achieving positive Adjusted EBITDA for 2015, these performance-based RSUs will not vest.

TSR Performance-Based RSUs Granted in 2015

In May 2015, the Committee granted to the NEOs the following performance-based RSUs (at target performance levels), for which the performance criteria is the relative TSR of the Company’s common stock:

Name of NEO	TSR Performance- Based RSUs
Timothy Mann, Jr.	8,930
Gregory C. Thompson	11,778
William H. Doherty(1)	6,471
Sharon G. Piciacchio	4,666
Paul D. Carrico (2)	47,890
Joseph C. Breunig (3)	13,098
Mark J. Orcutt (4)	9,112

(1)	Mr. Doherty’s TSR performance-based RSU grant was made on July 23, 2015 as a part of his promotion.
(2)	Mr. Carrico entered into a separation and release agreement upon his retirement on July 5, 2015, which allowed for pro-rata vesting of the TSR performance-based RSUs granted to him in May 2014 and May 2015. The pro-rata amount, 15,304 and 1,842, respectively, of TSR performance-based RSUs, is (a) based on the number of full weeks from the date of grant until July 5, 2015 relative to the total number of full weeks in the performance period, and (b) determined and contingent upon actual achievement of the TSR objective.
(3)	Mr. Breunig entered into a separation and release agreement on July 28, 2015, resigning effective September 1, 2015, which allowed for pro-rata vesting of the TSR performance-based RSUs granted to him in May 2014 and May 2015. The pro-rata amount, 4,753 and 1,259, respectively, of TSR performance-based RSUs is (a) based on the number of full weeks from the date of grant until September 1, 2015 relative to the total number of full weeks in the performance period, and (b) determined and contingent upon actual achievement of the TSR objective.
(4)	Mr. Orcutt entered into a separation and release agreement upon his retirement on September 25, 2015, which allowed for pro-rata vesting of the TSR performance-based RSUs granted to him in May 2014 and May 2015. The pro-rata amount, 3,454 and 1,051, respectively, of TSR performance-based RSUs, is (a) based on the number of full weeks from the date of grant until September 25, 2015 relative to the total number of full weeks in the performance period, and (b) determined and contingent upon actual achievement of the TSR objective.

With respect to the performance-based RSUs granted to the NEOs in May 2015, other than the Adjusted EBITDA performance-based RSUs granted to Messrs. Carrico and Breunig, the number of shares of our common stock that may be issued to the NEOs upon the vesting of the performance-based RSUs ranges from a minimum of zero to a maximum of 200 percent of the number of “target” shares awarded, with the actual payout dependent upon the percentage point difference between the Company’s TSR (defined as share price appreciation and dividends paid, assuming those dividends are reinvested as paid) and the TSR of the company in a peer group that achieves the median TSR performance for the peer group as shown on the table set forth below.

Company’s TSR Performance Relative to the Peer Group TSR	% of Target Paid*
+ 1000 bps	200%
+ 450 bps	150%
+/(-) 50 bps	100%
(-) 450 bps	50%
More than (-) 600 bps	0%

* The payout for levels of achievement between the percentages set forth on the table above will be determined by straight line interpolation.

These performance-based RSUs will vest on the third anniversary of the grant date if the performance metrics are achieved. The comparator group in May 2015 consisted of 47 chemical companies in the S&P 1500, with four of such companies being subsequently removed due to their acquisition by another party or no longer public and two additional chemical companies added to the group. The Committee believes that the use of TSR as the relevant performance metric aligns our NEOs’ long-term compensation with the long-term performance of the Company, and accordingly with the long-term interests of the Company’s stockholders, and also provides a completely objective and fully transparent performance metric.

The Committee believes that the performance targets for all of the 2015 performance-based RSUs (other than the performance-based RSUs conditioned upon positive Adjusted EBITDA) have been established at a level that requires superior performance from each of its NEOs.

The Committee determined it was appropriate to grant performance-based RSUs to the NEOs which vest as described above, because the Committee believed:

•	These performance-based RSUs align management’s interests with those of the stockholders and reflect the pay-for-performance component of the Committee’s compensation philosophy, given that the number of shares issuable to the NEOs upon vesting, if any, increases or decreases depending solely on the relative TSR achieved by the Company; and

•	Performance-based RSUs that vest 100 percent three years after the grant date provide an incentive for management continuity and retention over that period.

In considering the number of performance-based RSUs to grant to each of the NEOs, and in the case of the CEO, to recommend to the non-management members of the Board for their ratification following the Committee’s approval, the Committee considered a number of factors, including:

•	the value of long-term incentive grants, including the mix of time-based and performance-based vehicles, in comparable positions at the market reference companies described on page 15 of this Amendment;

•	the number of shares that remained available to be granted under the Company’s 2011 Plan; and

•	the financial performance of the Company and the individual performance of each of the NEOs.

Recent Management Promotions

In connection with his appointment as President and Chief Executive Officer on November 17, 2015, the Committee approved a target long-term incentive equity award of $3.8 million for Mr. Mann, which was granted in March 2016. In addition, in connection with his promotion to Senior Vice President, Chemicals, the Committee made a one-time grant to Mr. Doherty of 6,471 TSR performance-based RSUs on July 23, 2015. These TSR performance-based RSUs will vest on the third anniversary of May 19, 2015 on the same terms and conditions discussed above with respect to the TSR performance-based RSUs made to the Company’s other NEOs.

Performance-Based RSUs Granted in 2013

In May 2013, the Committee granted to the NEOs the following performance-based RSUs (at target performance levels):

Name of NEO	Performance- Based RSUs
Timothy Mann, Jr.	8,689
Gregory C. Thompson	12,452
Paul D. Carrico (1)	69,786
Joseph C. Breunig	13,848
Mark J. Orcutt (2)	9,633

(1)	Mr. Carrico received 23,262 performance-based units that would vest at 100 percent of target in equal amounts over three years upon the Company achieving positive Adjusted EBITDA for the year ending December 31, 2013; and 46,524 performance-based units that achieved 200 percent of shares based on achievement of synergies.
(2)	Mr. Orcutt received 9,633 units that would vest on May 20, 2016 between a minimum of zero and a maximum of 200 percent of target based on the performance of our Building Products business from the period January 1, 2014 through December 31, 2015.

With respect to the performance-based RSUs granted to the NEOs in May 2013, other than certain performance-based RSUs granted to Mr. Carrico and Mr. Orcutt as described in the footnotes to the table above, the number of shares of our common stock that may be issued to the NEOs upon the vesting of the performance-based RSUs ranged from a minimum of zero to a maximum of 200 percent of the number of “target” shares awarded, with the actual payout dependent upon the dollar amount of annualized synergies achieved in connection with the integration of the Merged Business, measured as of January 28, 2015, the second anniversary of the closing of the merger. None of those performance-based RSUs would vest unless the Company achieved a threshold aggregate Adjusted EBITDA requirement for the 2013 and 2014 fiscal years, which was achieved.

In March 2015, the Committee determined that the Company had satisfied all of the performance conditions required in order for the maximum number of shares, which is 200 percent of the target number of shares, to be issued in connection with these synergies performance-based RSUs. Under the terms of the grants, one-half of the shares were delivered in May 2015 and one-half are to be delivered in May 2016, if the NEO remains employed by the Company on the delivery date. Accordingly, in May 2015 the Company issued to each of Messrs. Mann, Carrico, Thompson and Breunig 8,689, 46,524, 12,452, and 13,848 shares of Company common stock, respectively. In May 2016, the Company will issue 8,689 and 12,452 shares of Company common stock to Messrs. Mann and Thompson, respectively, if the NEO is employed on that date. In connection with the departures of Messrs. Carrico, Breunig and Orcutt, shares scheduled to be issued in May 2016 under each of their performance-based RSU awards were forfeited.

In considering the number of performance-based RSUs to grant to each of the NEOs, and in the case of the CEO, to recommend to the non-management members of the Board for their ratification following the Committee’s approval, the Committee considered a number of factors, including:

•	the value of long-term incentive grants, including the mix of time-based and performance-based vehicles, in comparable positions at the market reference companies described on page 15 of this Amendment;

•	the number of shares that remained available to be granted under the Company’s 2011 Plan; and

•	the financial performance of the Company and the individual performance of each of the NEOs.

Performance-Based RSUs Granted in 2012

In May 2012, the Committee granted performance-based RSUs, all of which were expected to vest on the third anniversary of the applicable grant date, for which the number of shares issuable on the vesting date, if any, increases and decreases proportionally based solely on the performance of the Company’s stock price, thereby aligning the interests of our NEOs with that of our stockholders. Such RSUs are commonly referred to as “Price Leveraged Units” or “PLUs,” and also may be referred to as “Market Stock Units” or “MSUs,” and are referred to in this Compensation Discussion and Analysis as “PLUs.”

With respect to the PLUs granted to the NEOs in May 2012, the number of shares of Company common stock that may be issued to the NEOs upon the vesting of the PLUs ranges from a minimum of zero to a maximum of 150 percent of the number of “target” shares awarded, with the actual payout dependent solely on the price performance of the Company’s common stock, as measured by the weighted average trading price of the common stock during the 45 consecutive trading days after the date that the Company issues its earnings press release announcing its financial results for its 2014 fiscal year.

With respect to the PLUs granted to the NEOs in May 2012, the Committee determined in May 2015 that the weighted average trading price of the Company’s common stock during the 45 consecutive trading days after the issuance of the Company’s 2014 earnings release required the Committee to issue to the NEO’s shares of Company common stock at 139.6 percent of the target level established under such May 2012 PLU grant.

We did not grant PLUs to any of our NEOs in 2013, 2014 or 2015.

Severance Agreements

Paul D. Carrico retired from his position as the Company’s President and Chief Executive Officer and resigned from his position as a member of the Board on July 5, 2015.

Mr. Carrico’s departure from the Company constituted a retirement for purposes of the Company’s compensation arrangements and benefit plans, resulting in the vesting of certain outstanding equity awards, except that it was treated as a qualifying termination entitling him to severance under the Company’s executive officer and key employee severance plan (the “Severance Plan”), certain other benefits under the Company’s retirement and benefit plans. In connection with his departure, the Company entered into a separation and release agreement with Mr. Carrico confirming these arrangements and providing, among other things, vesting of certain performance-based RSUs granted to him in May of 2014 and 2015 and that he will be entitled to receive a special bonus of $500,000 in recognition of his efforts in support of the Company’s transformation plan, including the recently announced arrangements with Lotte Chemical USA Corporation to build an ethane cracker. The separation and release agreement contains customary releases in connection with his retirement.

Joseph C. Breunig resigned from his position as the Company’s Executive Vice President, Chemicals on September 1, 2015. Mr. Breunig’s departure from the Company was treated as a qualifying termination entitling him to severance under the Severance Plan, pro-rata vesting of certain outstanding equity awards in accordance with the terms of the Company’s existing equity incentive plans and certain other benefits under the Company’s retirement and benefit plans. In connection with his departure, Mr. Breunig and the Company entered into a separation and release agreement, which contained customary releases.

Mark J. Orcutt resigned from his position as the Company’s Executive Vice President, Building Products, on September 25, 2015. Mr. Orcutt’s departure from the Company was treated as a qualifying termination entitling him to severance under the Company’s Severance Plan, pro-rata vesting of certain outstanding equity awards in accordance with the terms of the Company’s existing equity incentive plans and certain other benefits under the Company’s retirement and benefit plans. In connection with his departure, Mr. Orcutt and the Company entered into a separation and release agreement, which contained customary releases.

Sharon G. Piciacchio retired from her position as the Company’s Senior Vice President, Supply Chain, effective at the end of 2015. In connection with her retirement, Ms. Piciacchio is entitled to receive (1) a payment equal to the sum of (a) one times her 2015 base salary, (b) one times her target payment under the 2015 annual cash incentive plan and (c) her 2015 midyear cash incentive award as discussed elsewhere in this Compensation Discussion and Analysis, (2) pro-rata vesting of certain outstanding equity awards in accordance with the terms of the Company’s existing equity incentive plans and (3) certain other benefits under the Company’s retirement and benefit plans. In connection with her departure, Ms. Piciacchio and the Company entered into a separation and release agreement, which contained customary releases.

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

Under the DCP, participants earn a deferred return based (in the case of amounts that they have voluntarily deferred and 401(k) restoration benefits) on deemed investments in mutual funds selected by the participant from a list provided by the Company. In 2015, returns on those deemed investments ranged from about negative 5.47 percent to positive 10.99 percent. The investment list is similar to the investments available through the Company’s 401(k) Plan. All investment risk is borne by the participant. Gains and losses are credited based on actual market returns earned by the deemed investment and the value of a participant’s account will increase or decrease accordingly.

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

Amounts voluntarily deferred by each of the NEOs in 2015, restoration contributions in 2015, Company Benefit contributions in 2015, earnings on each and year-end account balances for the NEOs are reported under the heading “Executive Compensation—Compensation Tables—Non-Qualified Deferred Compensation Plan” beginning on page 35 of this Amendment.

Benefits

Our executive officers are eligible to participate in the various benefit plans available to our employees, including those that provide life, health and disability insurance, and access to, and in some instances, Company contributions into, retirement plans. In addition, in connection with our philosophy to provide only limited perquisites, in 2015, we provided to our executive officers only a Company car or allowance.

Potential Payments on Termination or Change of Control

Change of Control Plan

The NEOs (other than Mr. Bates) are covered by the Company’s Change of Control Plan, the terms of which are further described under “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Change of Control Plan.” In addition to supporting key employee retention, the change of control benefits are intended to ensure that executives are able, as a practical matter, to evaluate any potential change of control transaction objectively and to encourage executives to remain employed by the Company in the event a change of control becomes a real possibility. The Change of Control Plan’s benefits were based on typical market practices at what were believed to be no more than median compensation levels when compared to our market references. All of the NEOs (other than Mr. Bates) participate in the Change of Control Plan.

The Change of Control Plan was amended in May 2011 to eliminate the excise tax gross-up benefit that had been provided under the Change of Control Plan with respect to any person who becomes an executive officer on or after May 16, 2011 (including any person newly hired by the Company and any person promoted from within the Company from a non-executive officer position to an executive officer position on or after that date). Mr. Thompson is the only NEO that was an executive officer prior to 2011 and, accordingly, he is the only current NEO entitled to a tax gross-up under the Change of Control Plan.

The Change of Control Plan was amended in March 2016 to adopt the following modifications and amendments:

•	revisions to the “cutback” provision regarding Section 280G of the Code to provide that a reduction in payments to the applicable NEO would only apply if the NEO were to be placed in a better after-tax position being cut back than if no reduction applied and the NEO were required to pay the excise tax;

•	revisions to the definitions of “Cause” and “Good Reason”; and

•	inclusion of restrictive covenants, including certain prohibitions on competition with the Company, solicitation of Company employees and disclosure of confidential information, that, in the event of a violation of such covenants, the applicable NEO forfeits his right to benefits and must repay any benefits previously paid to him or her.

For additional information on the Change of Control Plan, see “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Change of Control Plan.”

Severance Plan

On December 9, 2013, the Committee approved and adopted the Severance Plan for certain executive officers and other key employees of the Company, including each of the NEOs (other than Mr. Bates). The Severance Plan became effective on January 1, 2014. In addition to attracting and retaining executives and key employees, the Severance Plan benefits are intended to ensure that the Company’s severance-related benefits for executives and key employees are competitive with severance-related benefits offered by other companies with whom the Company may compete for executive-level talent.

The Severance Plan provides for the payment of severance to the NEO if his employment with the Company is terminated without Cause or for Good Reason, each as defined under “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Severance Plan.” In the event of such a qualifying termination and subject to the applicable NEO’s execution of a general release of liability against the Company within 45 days after the qualifying termination, the Severance Plan provides that any such NEO is entitled to a severance payment equal to one year’s base salary and target bonus amount, and certain temporary benefits. The Severance Plan does not provide for an excise tax gross-up benefit to any NEOs or other participants to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Code.

For the terms and additional information regarding the Severance Plan, see “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Severance Plan.”

Equity Award Agreements

Certain of the Company’s equity award agreements also provide that unvested equity awards will immediately vest upon a change of control without regard to termination of employment. However, for all equity awards granted to NEOs after May 2011, unvested equity awards will have accelerated vesting upon a change of control only if either: (1) the NEO’s employment is terminated without cause, or the executive officer terminates his employment for good reason, in connection with that change of control; or (2) the equity award is not assumed or a substitute equity award with equivalent rights is not provided. In other words, for equity awards granted after May 2011, there is a “double-trigger” requirement for accelerated vesting. For additional information on potential payments and vesting of equity awards upon termination or a change of control, see “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Equity Awards” beginning on page 39 of this Amendment.

Pension Benefits

Our NEOs hired prior to January 1, 2009 at Georgia Gulf Corporation (“Georgia Gulf”) and January 1, 2006 at PPG are eligible to participate in the Axiall Corporation Retirement Plan (the “Retirement Plan”). Messrs. Carrico, Thompson and Orcutt, and Ms. Piciacchio were hired prior to those dates, and thus, participate in the Retirement Plan based on their respective employment start dates. Additionally, Ms. Piciacchio participates in the Eagle US 2 LLC Nonqualified Retirement Plan (the “Nonqualified Retirement Plan”).

The Retirement Plan is a broadly based, qualified defined benefit pension plan, which provides a benefit upon retirement to eligible Company employees in the United States.

In general, all former Georgia Gulf employees in the United States who were hired prior to January 1, 2009 are eligible to participate in the Retirement Plan, although benefits may differ for employees depending on whether the employee works in our Chemicals or Building Products business, and depending further on whether the employee is covered by collectively bargained agreements.

The pension benefit for former Georgia Gulf participating NEOs is the sum of:

•	a fixed dollar amount, as provided for in the Retirement Plan;

•	1 percent of aggregate pensionable compensation earned after 1984 and before 2008, which is referred to as a “career average formula.” Pensionable compensation does not include any incentive or deferred compensation; and

•	the actuarial equivalent of a notional Cash Balance Account under the Retirement Plan to which are credited (i) specified percentages (ranging from 3.0 percent for a participant with fewer than 10 years of service and up to 6.0 percent for a participant with 20 or more years of service) of pensionable compensation, and (ii) interest credits based upon the “30-year Treasury interest rate” as of the last business day of October in the year prior to the year with respect to which the interest credit is made (but not less than 4 percent interest). As a result of a complete “freeze” on the accrual of additional benefits under the Retirement Plan approved by the Board in 2009, no additional pay credits are added to the Cash Balance Accounts with respect to compensation paid after March 31, 2009. However, the interest credits will continue.

In general, all former non-union PPG employees in the United States who were hired prior to January 1, 2006 were eligible to participate in the Eagle US 2 LLC Retirement Income Plan (the “Retirement Income Plan”), which merged into the Retirement Plan on December 31, 2013. The benefits were then frozen effective January 31, 2014 so that no further pay or service was recognized after that date.

The pension benefit for the former PPG participating NEO is the greater of:

•	0.855 percent of average earnings plus 0.585 percent of average earnings over Social Security Covered Compensation (SSCC) all multiplied by service; and

•	The sum of (1) 0.950 percent of average earnings plus 0.650 percent of average earnings over SSCC multiplied by service to March 31, 2000 and (2) 0.855 percent of average earnings plus 0.585 percent of average earnings over SSCC multiplied by service on or after April 1, 2000.

Average earnings and service are only recognized through January 31, 2014, with service limited to 35 years.

Additionally, certain former non-union PPG employees participate in the Nonqualified Retirement Plan to provide a supplemental benefit based on bonus awards and restore benefits otherwise limited by statutory benefit and pay limits under the Retirement Plan. The pension benefit for the former PPG participating NEO mirrors her benefit in the Retirement Plan, but reflecting pay that was not included in the Retirement Plan.

As noted above, for former Georgia Gulf employees the Retirement Plan was amended to provide for the cessation (or “freezing”) of the accrual of additional benefits, effective as of March 31, 2009. As further amended in 2013, effective December 31, 2013, the Retirement Income Plan was merged into the Retirement Plan and all benefits under the plan were frozen effective as of January 31, 2014.

Normal retirement benefits are available to former Georgia Gulf employees with at least three years of service at age 62 and a reduced pension (by 6 percent per year prior to age 62) is available as early as age 55. Normal retirement benefits are available to former PPG employees with at least five years of service at their Social Security Normal Retirement Age (SSNRA) with reduced benefits as early as ten years prior to SSNRA. All of the NEOs who participate in the Retirement Plan and Nonqualified Retirement Plan are fully vested in their benefits.

For additional information about the Retirement Plan, including the present value of benefits accrued by each of the NEOs, see “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Termination on Death, Disability or Retirement.”

Summary of Compensation and Benefit Plan Risk

The Company conducted a review of compensation-related risks arising from the compensation policies and practices for all employees, and based on that review, the Company determined that the Company’s compensation and benefit policies and practices are not likely to have a material adverse effect on the Company and that the plans currently in place or contemplated are appropriately balanced between retention and incentive to enable the Company to retain its management team while providing an incentive for the CEO and other executive officers to be focused on meeting the objectives developed by management and the Board that are designed to create long-term stockholder value.

Leadership Development and Compensation Committee Report

The Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on that review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s proxy statement for the Company’s 2016 annual meeting of stockholders.

William L. Mansfield, Chairman

T. Kevin DeNicola

David N. Weinstein

COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	StockAwards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)(6)	Total Compensation ($)
Timothy Mann, Jr.	2015	637,843	—	667,064	1,000,000	—	47,821	2,352,728
President and Chief	2014	445,757	—	639,559	—	—	23,686	1,109,002
Executive Officer	2013	434,327	—	773,755	245,751	—	35,098	1,488,931

Gregory C. Thompson	2015	551,101	—	879,777	150,000	66	366,242	1,947,186
Executive Vice President	2014	514,969	—	916,598	—	142	345,251	1,776,960
and Chief Financial Officer	2013	501,764	—	1,046,303	327,587	56	308,156	2,183,866

William H. Doherty	2015	461,751	—	597,377	250,000	—	48,365	1,357,493

Senior Vice President,
Chemicals
Simon Bates	2015	382,912	250,000	430,746	—	—	22,239	1,085,897

Senior Vice President,
Building Products
Sharon G. Piciacchio	2015	370,152	—	348,511	87,500	141,503	650,194	1,597,860

Former Executive Vice
President, Supply Chain
Paul D. Carrico	2015	519,602	—	3,577,286	—	—	3,224,416	7,321,304
Former President and	2014	932,885	—	3,715,371	—	120,551	627,204	5,396,011
Chief Executive Officer	2013	881,154	—	3,385,319	855,032	—	526,256	5,647,761

Joseph C. Breunig	2015	372,469	—	978,394	—	1,429	999,005	2,351,297
Former Executive Vice	2014	528,604	—	1,016,169	—	—	186,421	1,731,194
President, Chemicals	2013	515,049	—	1,147,423	321,570	—	171,642	2,155,684

Mark J. Orcutt(7)	2015	452,824	—	680,654	—	67	1,296,511	2,430,056
Former Executive Vice	2014	513,859	—	709,101	—	139	282,218	1,505,317
President, Building Products	2013	535,354	—	697,791	277,496	57	285,887	1,796,585

(1)	Reflects an additional discretionary cash bonus in the amount of $250,000 for Mr. Bates’ 2015 performance since his promotion in respect of financial and cost reduction objectives for our Building Products business.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on the grant date for awards of time-based RSUs for the years ended December 31, 2015, 2014 and 2013; a Monte Carlo simulation model was used to determine the fair value for performance-based RSUs granted for the years ended December 31, 2015 and 2014; and the closing price of our common stock on the grant date was used for awards of performance-based RSUs granted during the year ended December 31, 2013 as described under “Executive Compensation—Compensation Discussion and Analysis—Summary of Our 2015 Executive Compensation Program—Long-Term Equity-Based Awards” and in footnote 2 of the “Grants of Plan-Based Awards Table” below. For a more detailed discussion of the assumptions used to determine the valuation of the stock awards set forth in this column, see Note 13 of the Notes to the Consolidated Financial Statements in our Original 10-K Filing, incorporated herein by reference.

Messrs. Carrico and Breunig were granted 48,709 and 13,322 performance-based RSUs, respectively, in May 2015, that were contingent on the Company achieving positive Adjusted EBITDA for the year ended December 31, 2015. The amount presented in the Summary Compensation Table reflects a grant date fair value of $1,788,594 and $489,184, respectively for Messrs. Carrico and Breunig computed in accordance with FASB ASC Topic 718. These performance-based RSUs, as well as the time-based RSUs granted to Mr. Orcutt and Ms. Piciacchio, were forfeited in 2015 in connection with their resignations or retirements, as applicable.

The following table reflects the grant date fair values, as well as the maximum grant date fair values of performance-based RSU awards granted in 2015, 2014 and 2013 if, due to the Company’s performance during the applicable performance cycle, the performance-based RSUs vested at their maximum levels.

	Grant Date Fair Value(a)			Maximum Value
Name	2015 ($)	2014 ($)	2013 ($)	2015(b) ($)	2014(c) ($)	2013(d) ($)
Timothy Mann, Jr.	333,536	320,118	419,592	667,072	640,236	824,412
Gregory C. Thompson	439,908	458,787	601,307	879,816	917,574	1,181,446
William H. Doherty	241,692	—	—	483,384	—	—
Sharon G. Piciacchio	174,275	—	—	348,550	—	—
Paul D. Carrico	3,577,286	3,715,371	2,256,879	5,365,978	5,580,761	4,414,197
Joseph C. Breunig	978,394	1,016,169	668,720	1,467,604	1,526,358	1,313,898
Mark J. Orcutt	340,333	354,924	465,178	680,666	709,848	913,979

(a)	Calculated based on the probable outcome of each performance-based RSU.
(b)	Calculated based on the grant date fair value of the maximum number of shares issuable on the May 2018 vesting date at the highest level of achievement related to the Relative Total Stockholder Return performance-based RSUs.
(c)	Calculated based on the grant date fair value of the maximum number of shares issuable on the May 2017 vesting date at the highest level of synergy achievement related to the Relative Total Stockholder Return performance-based RSUs.
(d)	Calculated based on the grant date fair value of the maximum number of shares issuable on the May 2015 and May 2016 vesting dates at the maximum level of synergy achievement in connection with the Merged Business.
(3)	Reflects payments made under the Company’s bonus paid for the midyear 2015 cash incentive award and 2013 annual non-equity/cash incentive compensation program and payments made to Mr. Mann for successful transition in assuming the role of interim CEO from July 6, 2015 to November 17, 2015 when he was appointed President and CEO. There were no cash incentive compensation payments made to NEOs in 2014. The midyear 2015 cash incentive award is described on page 19 of this Amendment.
(4)	Amounts reported reflect the change in the actuarial present value of the accumulated pension benefit of each NEO under the Retirement Plan and the deferred compensation earnings. For 2013, the change in the actual present value of Mr. Carrico’s accumulated pension benefit under the Retirement Plan was negative. Accordingly, pursuant to SEC guidance, the $61,092 reduction in Mr. Carrico’s accumulated pension benefit under the Retirement Plan is reflected as zero or “—,” in the Summary Compensation Table. In 2015, the change in actual present value of accumulated pension benefit under the retirement plan for Mr. Carrico, Mr. Doherty, and Ms. Piciacchio was negative. The reductions in benefit $77,590, $40,492, and $44,017, respectively, were negative due to an increase in interest rates from December 31, 2014 to December 31, 2015. For information on the pension plan and the assumptions used in calculating the change in pension value see pages 28 and 29 of this Amendment. For 2015, Mr. Mann, Mr. Thompson, Mr. Doherty, and Mr. Carrico had negative earnings in the Deferred Compensation Plan. For more information on the Non-Qualified Deferred Compensation Plan, see page 26 of this Amendment under the heading “Executive Compensation—Compensation Discussion and Analysis—Summary of Our 2015 Executive Compensation Program—Non-Qualified Deferred Compensation Plan.”
(5)	The items contained in the “All Other Compensation” column for 2015 are identified and quantified as required below:

Allowances and Other Benefits				Additional Other Compensation
Name	Car Allowance ($)	Other ($)	Company Contribution to 401(k) Savings Plan ($)	Executive Retirement Deferred Compensation ($)	Severance ($)	Total ($)
Timothy Mann, Jr.	10,575	1,646	23,850	11,750	—	47,821
Gregory C. Thompson	10,276	3,701	26,500	325,765	—	366,242
William H. Doherty	8,326	3,110	29,150	7,779	—	48,365
Simon Bates	11,028	611	10,600	—	—	22,239
Sharon G. Piciacchio	10,864	1,813	29,150	—	608,367	650,194
Paul D. Carrico(6)	2,828	3,712	29,150	573,388	2,615,338	3,224,416
Joseph C. Breunig(6)	6,103	860	10,600	—	981,442	999,005
Mark J. Orcutt(6)(7)	9,455	478	14,010	266,371	1,006,197	1,296,511

(6)	Messrs. Carrico, Breunig and Orcutt departed the Company effective July 5, 2015, September 1, 2015 and September 25, 2015, respectively. As such, all amounts received pursuant to their respective separation agreements are listed below.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)(a)	Medical Program Benefits ($)	Other Outplacement, Legal Fees ($)	Total ($)
Paul D. Carrico	975,000	1,572,500	17,838	50,000	2,615,338
Joseph C. Breunig	532,098	399,074	25,270	25,000	981,442
Mark J. Orcutt (7)	515,090	455,386	6,159	29,562	1,006,197

(a)	Includes the addition of a special bonus of $500,000 in recognition of his efforts in support of the Company’s transformation plan for Mr. Carrico.

(7)	Amounts are paid in Canadian dollars, but reported in the table in U.S. dollars. Such amounts were converted at an exchange rate of 0.7831 Canadian dollars to each U.S. dollar, which was the average exchange rate for 2015. Amounts paid in prior years were converted at the average exchange rate for the corresponding year. Company matching contributions are made to the Canadian Registered Retirement Savings Plan, the Canadian equivalent to the U.S. 401(k) Savings Plan.

2015 Grants of Plan-Based Awards

The following table reflects the following plan-based awards granted in 2015: annual cash incentive awards, 2015 annual incentive compensation program and time-based and performance-based RSUs under the 2011 Plan. These awards are described in more detail in the Summary Compensation Table and in the Compensation Discussion and Analysis above.

	Grant Date for Equity- Based Awards	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy Mann, Jr.
2015 Annual Incentive Compensation Program	—	—	973,500	1,947,000	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	8,930	17,860	—		333,536
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	9,083		333,528

Gregory C. Thompson
2015 Annual Incentive Compensation Program	—	—	401,250	802,500	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	11,778	23,556	—		439,908
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	11,979		439,869

William H. Doherty
2015 Annual Incentive Compensation Program	—	—	356,250	712,500	—	—	—	—		—
Performance-Based RSUs(2)	7/23/2015	—	—	—	—	6,471	12,942	—		241,692
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	4,300		157,896
	7/23/2015	—	—	—	—	—	—	6,582		197,789

Simon Bates
2015 Annual Incentive Compensation Program	—	—	276,250	552,500	—	—	—	—		—
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	3,583		131,568
	9/25/2015	—	—	—	—	—	—	15,672		299,178

Sharon G. Piciacchio
2015 Annual Incentive Compensation Program	—	—	216,300	432,600	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	4,666	9,332	—		174,275
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	4,745	(7)	174,236

	Grant Date for Equity- Based Awards	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Paul D. Carrico
2015 Annual Incentive Compensation Program	—	—	1,072,500	2,145,00	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	47,890	95,780	—		1,788,692
Performance-Based RSUs(5)	5/19/2015	—	—	—	48,709	48,709	48,709	—		1,788,594

Joseph C. Breunig
2015 Annual Incentive Compensation Program	—	—	399,100	798,100	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	13,098	26,196	—		489,210
Performance-Based RSUs(5)	5/19/2015	—	—	—	13,322	13,322	13,322	—		489,184

Mark J. Orcutt
2015 Annual Incentive Compensation Program(6)	—	—	298,600	597,200	—	—	—	—		—
Performance-Based RSUs(2)	5/19/2015	—	—	—	—	9,112	18,224	—		340,333
Time-Based RSUs	5/19/2015	—	—	—	—	—	—	9,268	(7)	340,321

(1)	Amounts represent the potential Threshold, Target and Maximum payment levels under our 2015 annual incentive compensation program. Performance targets and target award multiples, and strategic and operational goals and objectives, as well as other adjustments to actual awards are described under “Executive Compensation—Compensation Tables—Annual Cash Incentive Opportunity” above. Amounts for terminated employees are indicated as of last day worked.
(2)	Represents the number of TSR performance-based RSUs granted to Messrs. Mann, Thompson, Bates, Carrico, Breunig and Orcutt and Ms. Piciacchio in May 2015 and Mr. Doherty in July 2015 in connection with his promotion, Annual Incentive Compensation Program performance-based RSUs are scheduled to vest 100 percent on May 19, 2018. The actual number of shares of common stock that may be issued to the NEO upon vesting of performance-based RSUs is discussed under “Executive Compensation—Compensation Tables—Long-Term Equity-Based Awards.”
(3)	Represents the number of time-based RSUs granted in May 2015 to Messrs. Mann, Thompson, Doherty, Bates and Orcutt and Ms. Piciacchio and in July 2015 to Mr. Doherty in connection with his promotion. Time-based RSUs vest ratably over three years from the grant date. The value reported in this column with respect to the equity incentive awards reported in column (2) is based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. These values are recorded over the requisite service period as required by FASB ASC Topic 718. For a more detailed discussion of the assumptions used to determine the valuation of the stock awards set forth in this column, please see a discussion of such valuation in Note 13 of the Notes to the Consolidated Financial Statements in our Original 10-K Filing, incorporated herein by reference.
(4)	Reflects the aggregate grant date fair value of the applicable award computed in accordance with FASB ASC Topic 718. For a more detailed discussion of the assumptions used to determine the valuation of the equity awards set forth in this column, please see a discussion of such valuation in Note 13 of the Notes to the Consolidated Financial Statements in our Original 10-K Filing, incorporated herein by reference.
(5)	Messrs. Carrico and Breunig were granted 48,709 and 13,322 performance-based RSUs, respectively, in May 2015 that were contingent on the Company achieving positive Adjusted EBITDA for the year ended December 31, 2015. These grants were forfeited as of their retirement and termination dates.
(6)	Amounts are to be paid in Canadian dollars, but reported in the table in U.S. dollars. Such amounts were converted at an exchange rate of 0.7831 Canadian dollars to each U.S. dollar, which was the average exchange rate for 2015.
(7)	These grants were forfeited by Mr. Orcutt and Ms. Piciacchio as of their resignation or retirement date.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information on the holdings of stock options and other stock awards by the NEOs at December 31, 2015. This table includes unexercised and unvested stock option awards and unvested time-based and performance-based RSUs. Unless noted below, all grants vest ratably in three equal installments beginning one year after the grant date. For additional information about equity awards granted in 2015, see “Long-Term Equity-Based Awards” in the Compensation Discussion and Analysis above.

	Option Awards					RSU Stock Awards			Performance- Based RSU Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Timothy Mann, Jr.						24,885		383,229
									15,874		244,460

Gregory C. Thompson	2/8/2008	4,065	—	181.75	02/08/2018	—		—	—		—
	2/24/2009	5,060	—	21.25	02/24/2019	—		—	—		—
						34,255		527,527
									21,730		334,642

William H. Doherty	2/28/2006	800	—	722.75	2/28/2016	—		—	—		—
	2/27/2007	1,423	—	510.75	2/27/2017	—		—	—		—
	2/26/2008	1,000	—	168.00	2/26/2018	—		—	—		—
						14,384		221,514	—		—
									6,471		99,653

Simon Bates	5/18/2009	1,400	—	28.75	5/18/2019	—		—	—		—
						24,626		379,240	—		—

Sharon G. Piciacchio	1/28/2013	8,351	—	33.46	2/16/2021	—		—	—		—
	1/28/2013	9,810	—	33.93	2/15/2022	—		—	—		—
						12,047	(5)	185,524	—		—
									6,779	(5)	104,397

Paul D. Carrico(4)	2/28/2006	750	—	722.75	02/28/2016	—		—	—		—
	2/27/2007	1,338	—	510.75	02/27/2017	—		—	—		—
	2/26/2008	6,000	—	168.00	02/26/2018	—		—	—		—
	2/24/2009	16,000	—	21.25	02/24/2019	—		—	—		—
									17,146		264,048

Joseph C. Breunig(4)									6,012		92,585

Mark J. Orcutt(4)	12/1/2008	4,000	—	41.50	9/25/2018	—		—	—		—
	2/24/2009	4,554	—	21.25	9/25/2018	—		—	—		—
		—	—	—	—	—		—	4,505		69,377

2015 Option Exercises and Stock Vested

The following table provides information for the NEOs on the number of shares acquired upon vesting of stock awards in 2015 and the value realized. No stock options were exercised during 2015.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Timothy Mann, Jr.	24,955	888,551
Gregory C. Thompson	51,064	1,858,949
William H. Doherty	7,068	255,693
Simon Bates	7,196	260,123
Sharon G. Piciacchio	4,905	210,992
Paul D. Carrico	176,385	6,392,692
Joseph C. Breunig	65,400	2,225,161
Mark J. Orcutt	28,924	1,041,988

(1)	Calculated by multiplying the number of shares acquired by the market value of the shares as of the relevant vesting dates.

Pension Benefits

The table below reflects the present value of benefits accrued for each of the currently employed NEOs that are participants in the Retirement Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Gregory C. Thompson	Retirement Plan	1	2,366
William H. Doherty	Retirement Plan	26	1,698,240
Sharon G. Piciacchio	Retirement Plan	33	881,883
	Nonqualified Retirement Plan	33	923,535

	Total		1,805,418
Paul D. Carrico(2)	Retirement Plan	9	1,008,271
Mark Orcutt	Retirement Plan	1	2,335

(1)	Amounts reported represent the actuarial present value of accumulated benefits computed using the discount rate of 4.36 percent and mortality assumption (RP-2014 Annuitant Table with no collar adjustment and with mortality improvements projected using Scale BB-2D starting at 2007) that the Company applies to amounts reported in its financial statement disclosures on its measurement date of December 31, 2015, and are assumed to be payable at the unreduced retirement age of 62. For additional information regarding the assumptions made in the calculation, see Note 14 of the Notes to the Consolidated Financial Statements in our Original 10-K Filing, incorporated herein by reference.
(2)	Mr. Carrico retired and began receiving his pension benefit on August 1, 2015. The present value of accumulated benefit reflects the value of the remaining annuity benefit. The change in present value shown in the summary compensation table has been calculated as if the distributions had not occurred.

Non-Qualified Deferred Compensation

The following table provides information on the non-qualified deferred compensation of the NEOs in 2015, including (i) each NEO’s contributions through deferral of salary and/or bonus during 2015; (ii) Company contributions during 2015; (iii) investment earnings on those deferred amounts and deferred amounts from prior years; and (iv) each NEO’s account balance at year-end.

Name	NEO Contributions in Last FY ($)	Company Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Balance at Last FYE ($)
Timothy Mann, Jr.	12,314	11,750	(279)	23,785
Gregory C. Thompson	27,555	325,765	(1,545)	1,704,852
William H. Doherty	8,888	7,779	(173)	16,494
Simon Bates	—	—	—	—
Sharon G. Piciacchio	—	—	—	—
Paul D. Carrico	—	573,388	(18,451)	3,088,684
Joseph C. Breunig	18,419	—	1,429	609,472
Mark J. Orcutt	—	266,371	—	1,375,930

PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

Change of Control Plan

The Change of Control Plan provides certain benefits to our executive officers, including each of the NEOs (other than Mr. Bates), in the event the executive’s employment is terminated in connection with a change of control. Under the Change of Control Plan, if a NEO experiences an “involuntary termination” or resigns for “good reason” within 24 months following the change of control, and complies with all of the other terms and conditions of the Change of Control Plan, he or she shall be eligible to receive:

•	severance pay equal to the NEO’s annual base salary plus the current year annual non-equity incentive target payout opportunity multiplied by 2 in the case of the CEO and 1.5 in the case of the other NEOs;

•	a pro-rata portion of the NEO’s target bonus opportunity for the fiscal year in which the termination date occurs;

•	accrued but unused vacation pay; and

•	continued life insurance, medical, dental and vision benefits and continued disability insurance premiums until the earlier of: (i) the day upon which the NEO begins new employment and is eligible for such welfare benefits; or (ii) (A) the second anniversary of the termination date in the case of the CEO or (B) 18 months after the termination date in the case of the other NEOs.

Under the Change of Control Plan, subject to certain conditions, a change of control is defined as:

•	the acquisition by a person of ownership of 33 percent or more of our voting power;

•	certain changes in the majority of our Board;

•	completion of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets unless, immediately after the transaction, no person beneficially owns 33 percent or more of the combined voting power of the resulting entity, and at least half of the members of the Board of the surviving corporation were members of our Board;

•	stockholder approval of a complete liquidation or dissolution of the Company; or

•	any other event the Board determines is a change of control by express resolution.

Under the Change of Control Plan, an “involuntary termination” is deemed to have occurred when the NEO is terminated for any reason except:

•	transfer to an affiliate or subsidiary of the Company if the NEO is offered comparable employment by such purchaser;

•	transfer of any operations of the Company or purchase of the Company or any operations of the Company by a third party purchaser, if the NEO is offered comparable employment by such purchaser; or

•	death, disability, retirement, resignation (other than for “good reason”), Cause or failure to continue reporting to work and performing satisfactorily.

Under the Change of Control Plan, as amended in March 2016, “Cause” means:

•	a material violation of the restrictive covenants in the Change of Control Plan, including competition with the Company, solicitation of Company employees and disclosure of confidential information;

•	willful refusal to substantially perform duties;

•	conviction of or a plea of guilty or nolo contendere to a felony;

•	willful misconduct in the performance of duties; and

•	other conduct that is materially and demonstrably injurious, detrimental or prejudicial to the Company, unless the NEO acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

Under the Change of Control Plan, as amended in March 2016, a NEO is deemed to have terminated his employment for “good reason” (and therefore is potentially eligible for severance benefits, subject to the other provisions of the Change of Control Plan) if the termination follows: (i) a material reduction in his base salary, a material reduction in his target bonus or a reduction in his employee benefits, except where the Company has instituted a reduction in employee benefits applicable to all senior executives; (ii) a material diminution in the NEO’s duties, responsibilities authorities or reporting relationships, or (iii) a relocation of the NEO’s place of employment to a location more than 35 miles from his current location of employment, in each case, which is not cured by the Company within 15 days after the NEO delivers a notice of termination for good reason.

In order for a NEO to receive payments under the Change of Control Plan, he or she must execute a separation agreement and general release in the form as provided under the Change of Control Plan. Any NEO who breaches the separation agreement or engages in certain conduct, including competition with the Company, solicitation of our employees or disclosure of confidential information, will no longer be entitled to benefits and must repay any benefits previously paid to him or her.

Elimination of Tax Gross-Up Benefits Provided by Change of Control Plan

The Change of Control Plan originally provided excise tax gross-up protection for executive officers if the value of the severance and other benefits described above on page 27 of this Amendment exceeded 120 percent of such an executive officer’s “safe harbor” amount. If the value of the severance and other benefits exceeds an executive officer’s “safe harbor” amount but is below 120 percent of such amount, the cash severance of such executive officer would be reduced or cut back to eliminate any loss of deduction for the Company and any imposition of excise tax pursuant to Section 280G of the Code.

The Change of Control Plan was amended in May 2011 to eliminate the excise tax gross-up benefit provided to executive officers under the Change of Control Plan with respect to any person who becomes an executive officer on or after May 16, 2011 (including both persons who are newly hired by the Company as executive officers and persons who are promoted within the Company from non-executive officer positions to executive officer positions on or after that date). However, as Messrs. Carrico, Thompson, Breunig and Orcutt were serving in their roles prior to May 16, 2011, they would be entitled to excise tax gross-up protection. Messrs. Carrico, Breunig and Orcutt were no longer employed effective as of July 2015, September 2015 and September 2015, respectively, and therefore, no longer receive excise tax gross-up protection. See “Executive Compensation—Compensation Tables—Payments on Termination or Change of Control—Termination and Change of Control Payments Tables.” The Change of Control

Plan was amended in March 2016 to further revise the cutback provision regarding Section 280G of Code to provide that payments to the NEOs will be reduced or cut back to eliminate any loss of deduction for the Company and any imposition of excise tax pursuant to Section 280G of the Code only if the applicable NEO were to be placed in a better after-tax position being cut back than if no reduction applied and the NEO were required to pay the excise tax.

Severance Plan

The Severance Plan became effective on January 1, 2014 and provides certain benefits to certain of our executive officers, including each of the NEOs (other than Mr. Bates), and other key employees in the event the participant’s employment is terminated “without Cause” or for “good reason.”

Under the Severance Plan, a “qualifying termination” is deemed to have occurred when the NEO’s employment is terminated by the Company without “Cause” or by the NEO for “good reason.” In no event shall a NEO be deemed to have experienced a “qualifying termination” as a result of:

•	death or disability;

•	any termination of employment that results in the NEO being able to receive severance benefits under the Change of Control Plan; or

•	any termination of employment that results in the NEO being able to receive severance benefits under any severance arrangement provided for in a separate agreement between the NEO and the Company, where the severance benefits provided under such other agreement are more favorable to the NEO than the severance benefits provided under the Severance Plan.

Under the Severance Plan, “Cause” means:

•	any activity as an employee, principal, agent, or consultant for an entity that competes with the Company and for which the NEO has had any responsibility during the last five years of his employment with the Company in any related territory;

•	solicitation of any employee of the Company to terminate his or her employment with the Company;

•	any unauthorized disclosure of any of the Company’s confidential, proprietary or trade secret information or material;

•	failure to disclose promptly and to assign to the Company all rights in any invention or idea made or conceived during employment by the Company, relating to the business, research or development work of the Company or the failure to do anything reasonably necessary to enable the Company to secure a patent where appropriate; or

•	other conduct determined to be injurious, detrimental or prejudicial to the Company, unless the NEO acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.

A NEO is deemed to have terminated his employment for “good reason” (and therefore is potentially eligible for severance benefits, subject to the other provisions of the Severance Plan) if:

•	the termination follows any of the following without the NEO’s written consent: (i) a material diminution in his base salary; (ii) a material diminution in the NEO’s authority, duties or responsibilities; or (iii) a relocation of the NEO’s place of employment to a location more than 150 miles from his current location of employment; and

•	the NEO has first delivered a written notice to the Company setting forth the event deemed to give rise to the right to terminate for “good reason” no later than 60 days after the initial occurrence of the event.

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

The Severance Plan does not provide for a gross-up payment to any of the NEOs to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Code. Instead, the Severance Plan provides that if and to the extent it is determined that the payments described above would, if paid, be subject to the excise tax under Section 4999 of the Code, then the aggregate value of such payments shall be reduced (but not below zero) to an amount that maximizes the value of the payments without causing any of them to be subject to the excise tax. This provision does not apply if benefits are paid pursuant to the Change of Control Plan.

Equity Awards

Under the Company’s 2009 Equity and Performance Incentive Plan, (the “2009 Plan”) the vesting of any unvested equity awards may be accelerated upon a change of control, but that plan permits the Company to condition any such vesting on meeting the “double-trigger” requirement described below. Under the Company’s 2011 Plan, the vesting of any unvested equity awards may be accelerated upon a change of control only where the double-trigger requirement is met. Certain of the Company’s equity award agreements provide that unvested equity grants will vest upon a change of control without regard to termination of employment. However, for all equity awards granted to executive officers after May 2011, unvested equity grants will vest upon a change of control only if either: (1) the NEO’s employment is terminated without cause, or the NEO terminates his employment for good reason, in connection with that change of control; or (2) the equity grant is not assumed or a substitute equity grant with equivalent rights is not provided. In other words, for equity awards granted after May 2011, there is a “double-trigger” vesting requirement.

Unvested RSUs granted under the Company’s 2009 Plan and 2011 Plan are generally forfeited when the participant’s employment with the Company ends. However, for unvested RSUs granted prior to 2013 a participant will be treated as being in the continuous employ of the Company and vesting of the RSUs will continue, if the following criteria are specified in the relevant RSU agreement and the participant satisfies the criteria: (i) the participant’s employment was terminated other than by the Company for cause; (ii) at the time of termination, the participant is at least 55 years old; (iii) at the time of termination, the participant’s age, when added to the participant’s number of years of continuous service, equaled or exceeded 70; and (iv) the participant does not engage in certain detrimental conduct (a “qualifying retirement”).

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

Other Benefits

Absent eligibility for benefits described above, the NEOs do not have any termination benefits or benefits triggered as the result of a change of control that are different than those afforded other employees of the Company, such as death benefit salary continuation (one month of salary).

Termination and Change of Control Payments Tables

The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming his employment had terminated on December 31, 2015 in connection with a change of control, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 31, 2015 (the last trading day of 2015), which was $15.40. The table below does not reflect any applicable tax treatment in connection with Section 280G of the Code.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Medical Program Benefits ($)	Disability Insurance Benefit ($)	Non-Qualified Deferred Compensation Plan ($)(2)	Restricted Stock ($)(3)	Total ($)
Timothy Mann, Jr.	1,770,000	1,947,000	33,180	5,138	23,785	383,229	4,162,332
Gregory C. Thompson	802,500	601,875	16,971	3,854	3,228,129	527,527	5,180,856
William H. Doherty	712,500	534,375	16,971	3,779	16,494	221,514	1,505,633
Simon Bates	—	—	—	—	—	—	—
Sharon G. Piciacchio(4)	—	—	—	—	—	—	—

(1)	Calculated based on base salary and target bonus as of December 31, 2015. Additionally, termination on December 31, 2015 assumes full bonus for the fiscal year is already paid and, accordingly, no such pro-rata target bonus is included.
(2)	With respect to the Company’s benefit accounts, assumes all payments are made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect projected account balances at age 65 in the event of separation from service in connection with a change of control. Amount shown also includes the balance at December 31, 2015 of the employee deferrals and the Company restoration match.
(3)

Value reported for each NEO represents the aggregate dollar amount of the sum of: (A) the number of unvested time-based RSUs granted to such NEO for which vesting accelerates upon termination in connection with a change of control multiplied by $15.40, the closing market price of the Company’s stock on December 31, 2015; (B) the number of performance-based RSUs granted to such NEO in May 2013, for which vesting accelerates upon a change of control, but for which the actual number of shares issued to the NEOs upon such vesting depends on the price of the Company’s achievement of merger-related synergies, which for the purposes of this calculation is assumed to be at 200 percent of the “target” number of shares of our common stock that may be issued under such warrants multiplied by $15.40, the closing market price of the Company’s stock on December 31, 2015; (C) the number of performance-based RSUs granted to such NEO in May 2014, for which vesting accelerates upon a change of control, but for which the actual number of shares issued to the NEOs upon such vesting depends on the TSR of the Company as compared to a specific peer group of chemical companies, which for purposes of this calculation is measured at December 31, 2015, and based on that measurement date, would result in no shares being issued under this award; and (D) the number of performance-based RSUs granted to the NEOs in May 2015, for which vesting accelerates upon a change of control under certain circumstances, but for which the actual number of shares issued to each NEO upon such vesting depends upon the TSR of the Company as compared to a specified peer group of chemical companies, which for purposes of this calculation is measured at December 31, 2015, and, based on that measurement date, would result in no shares being issued under this award.

(4)	Ms. Piciacchio retired from the Company on December 31, 2015. As such, she will no longer be qualified to receive any payments upon a change of control.

Qualifying Termination under Severance Plan

The following table summarizes the compensation and other benefits that would have become payable to each NEO, other than Mr. Bates and NEOs who departed prior to December 31, 2015, assuming: (1) the Severance Plan was effective December 31, 2015; and (2) his employment had terminated on December 31, 2015 in connection with a “qualifying termination” under the Severance Plan, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 31, 2015 (the last trading day of 2015), which was $15.40.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)		Medical Program Benefits ($)	Other — Outplacement, Legal Fees ($)	Non-Qualified Deferred Compensation Plan ($)(1)	Restricted Stock ($)(2)	Total ($)
Timothy Mann, Jr.	885,000	973,500		24,885	25,000	23,785	171,556	2,103,726
Gregory C. Thompson	535,000	401,250		16,971	25,000	3,228,129	239,439	4,445,789
William H. Doherty	475,000	356,250		16,971	25,000	16,494	31,170	920,885
Simon Bates	—	—		—	—	—	—	—
Sharon G. Piciacchio(3)	360,500	216,300		31,567	—	—	64,526	672,893
Paul D. Carrico(4)	975,000	1,572,500	(6)	17,838	50,000	3,088,684	528,097	6,232,119
Joseph C. Breunig(4)	532,098	399,074		25,270	25,000	609,472	185,170	1,776,084
Mark J. Orcutt(4)(5)	515,090	455,386		6,159	29,562	2,765,393	138,754	3,910,344

(1)	With respect to Company benefit accounts, assumes all payments made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect account balances at age 65 for separation from service. Amount shown also includes the balance at December 31, 2015 of the employee deferrals and the company restoration match.
(2)	Value reported for each NEO represents the number of unvested performance-based RSUs granted in May 2014 and May 2015 for which vesting continues in a qualifying termination of NEO, but for which the actual number of shares issued upon such vesting depends upon the TSR of the Company as compared to the specified peer group of chemical companies, which for purposes of this calculation is assumed to be at the maximum level, which is 200 percent of the “target” number of shares authorized to be issued under this award, multiplied by the quotient of the fraction in which the numerator equals the number of weeks between the grant date and December 31, 2015, the assumed date of termination, and the denominator equals the number of weeks in the three-year vesting period, the product of which, in turn, is for purposes of this calculation, multiplied by $15.40, the closing market price of the Company’s common stock on December 31, 2015.
(3)	Ms. Piciacchio departed from the Company on December 31, 2015. Her severance, which is to be paid in 2016, is reflected in the table as the total actual severance to be paid in accordance with her departure.
(4)	Messrs. Carrico, Breunig and Orcutt departed from the Company effective July 5, 2015, September 1, 2015 and September 25, 2015, respectively. Mr. Carrico’s departure was treated as qualifying termination entitling him to severance under the Severance Plan, but was otherwise treated as retirement for purposes of the Company’s compensation arrangements and benefit plans. Messrs. Breunig’s and Orcutt’s departures were treated as qualifying terminations. Amounts shown in the table reflect the total actual severance paid or to be paid in connection with their departures.
(5)	Amounts are to be paid in Canadian dollars, but reported in the table in U.S. dollars. Such amounts were converted at an exchange rate of 0.7831 Canadian dollars to each U.S. dollar, which was the average exchange rate for 2015.
(6)	Includes the addition of a special bonus of $500,000 in recognition of his efforts in support of the Company’s transformation plan for Mr. Carrico.

In addition to the above payments, the Company’s stock option award agreements provide that awards generally terminate 60 days after the date the participant ceases to be an employee of the Company (whether or not in connection with a change of control), unless the participant is terminated for cause, in which case, the stock option award agreement terminates immediately. In addition, if the participant’s employment terminates due to death, permanent and total disability or retirement, subject to certain limitations, the stock option award agreement will terminate three years after the termination of the participant’s employment.

Termination on Death, Disability or Retirement

The following table summarizes the compensation and other benefits that would have become payable to certain NEOs assuming their employment had terminated on December 31, 2015 due to death, disability or retirement, assuming, if applicable, the closing price of our common stock on December 31, 2015 (the last trading day of 2015), which was $15.40. The table does not include information with respect to life insurance or long-term disability programs, which do not discriminate in scope, terms or operation in favor of executive officers and are generally available to all salaried employees.

Name	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Medical Program Benefits ($)	Non-Qualified Deferred Compensation Plan ($)(1)	Restricted Stock ($)(2)	Total ($)
Timothy Mann, Jr.	—	—	—	23,785	171,556	195,341
Gregory C. Thompson	—	—	—	3,388,029	239,439	3,627,468
William H. Doherty	—	—	—	16,494	31,170	47,664
Simon Bates	—	—	—	—	—
Sharon G. Piciacchio	—	—	—	—	—

(1)	With respect to the Company benefit accounts, assumes all payments made in a lump sum (rather than over a period of time as may be permitted under the DCP). Reflects credits held in certain Company benefit accounts based on contributions made through age 65, although any payout under the DCP would not be made until any such NEO reached age 65. Amounts shown reflect account balances at age 65 for separation from service due to death or disability at December 31, 2015. The account balances at age 65 for separation from service at retirement would be $3,228,129 for Mr. Thompson. Amount shown also includes the balance at December 31, 2015 of the employee deferrals and the company restoration match.
(2)	Value reported for each NEO represents the number of unvested performance-based RSUs granted in May 2014 and May 2015 for which vesting continues upon death, disability, or retirement of NEO, but for which the actual number of shares issued upon such vesting depends upon the TSR of the Company as compared to the specified peer group of chemical companies, which for purposes of this calculation is assumed to be at the maximum level, which is 200 percent of the “target” number of shares authorized to be issued under this award, multiplied by the quotient of the fraction in which the numerator equals the number of weeks between the grant date and December 31, 2015, the assumed date of termination, and the denominator equals the number of weeks in the three-year vesting period, the product of which, in turn, is for purposes of this calculation, multiplied by $15.40, the closing market price of the Company’s common stock on December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table lists information as of April 27, 2016 about the number of shares of our common stock beneficially owned by each incumbent director, each NEO listed on the Summary Compensation Table included in this Amendment, all of our directors and current executive officers as a group, and each person or group known by us to own more than 5 percent of our common stock.

For additional information on the equity ownership of our directors and executive officers, see “Executive Compensation—Compensation Tables—Outstanding Equity Awards at 2015 Fiscal Year-End.”

Name and Address of Beneficial Owner(1)	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership(2)		% of Class(3)
Timothy Mann, Jr.	49,283	(4)	*
Gregory C. Thompson	189,804	(5)	*
William H. Doherty	7,965	(6)	*
Simon Bates	28,449	(7)	*
Sharon G. Piciacchio	23,073	(8)	*
Paul D. Carrico	334,728	(9)	*
Joseph C. Breunig	56,743	(10)	*
Mark J. Orcutt	109,525	(11)	*
Patrick J. Fleming	20,871	(12)	*
T. Kevin DeNicola	19,965	(13)	*
Robert M. Gervis	19,965	(13)	*
Mark L. Noetzel	19,965	(13)	*
David N. Weinstein	19,965	(13)	*
William L. Mansfield	15,685	(13)	*
Michael H. McGarry	10,433	(13)	*
Robert Ripp	8,212	(13)	*
Victoria F. Haynes	8,153	(13)	*
All directors and executive officers as group (15 persons)	436,073	(14)	*
Shapiro Capital Management LLC 3060 Peachtree Road, Suite 1555 N.W. Atlanta, GA 30305	7,041,149	(15)	9.98%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	5,173,567	(16)	7.33%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	4,728,347	(17)	6.70%
TIAA-CREF Investment Management, LLC / Teachers Advisors, Inc. 730 Third Avenue New York, NY 10017-3206	4,691,840	(18)	6.65%
JP Morgan Chase & Co. 270 Park Avenue New York, NY 10017	4,224,320	(19)	5.98%
Franklin Advisory Services, LLC One Franklin Parkway San Mateo, CA 94403-1906	3,687,800	(20)	5.22%

*	Represents less than 1 percent.
(1)	The address of each of our directors and executive officers is c/o Corporate Secretary, Axiall Corporation, 1000 Abernathy Road NE, Suite 1200, Atlanta, Georgia 30328.

(2)	Beneficial ownership as reported in the table has been determined in accordance with the rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of common stock referred to in the table.
(3)	Based on 70,587,260 shares of our common stock outstanding as of April 27, 2016.
(4)	Includes: (i) 8,688 shares of our common stock, representing 200 percent of the “target” number of shares that may be issued to Mr. Mann in May 2016, when all of the remaining synergies performance-based RSUs granted in May 2013 vest, (ii) 1,448 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2013, (iii) 2,406 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2014, and (iv) 3,028 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2015. The actual number of shares of common stock that may be issued to Mr. Mann upon vesting of performance-based RSUs is discussed under “Executive Compensation—Compensation Tables—Long-Term Equity-Based Awards.”
(5)	Includes 9,125 shares that may be acquired upon exercise of vested options by Mr. Thompson and 870 shares in his 401(k) account. Also includes: (i) 12,452 shares of our common stock, representing 200 percent of the “target” number of shares that may be issued to Mr. Thompson in May 2016, when all of the remaining synergies performance-based RSUs granted in May 2013 vest, (ii) 2,075 shares expected to vest in May 2016 from time-based RSUs granted in May 2013, (iii) 3,448 shares expected to vest in May 2016 from time-based RSUs granted in May 2014, and (iv) 3,993 shares expected to vest in May 2016 from time-based RSUs granted in May 2015. The actual number of shares of common stock that may be issued to Mr. Thompson upon vesting of performance-based RSUs is discussed under “Executive Compensation—Compensation Tables—Long-Term Equity-Based Awards.”
(6)	Includes 2,423 shares that may be acquired upon exercise of vested options by Mr. Doherty. Also includes (i) 1,075 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2013, (ii) 1,213 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2014, and (iii) 1,434 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2015.
(7)	Includes 1,400 shares that may be acquired upon exercise of vested options by Mr. Bates. Also includes (i) 1,075 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2013, (ii) 1,011 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2014, and (iii) 1,195 shares of our common stock expected to vest in May 2016 from time-based RSUs granted in May 2015.
(8)	Includes 18,161 shares that may be acquired upon exercise of vested options by Ms. Piciacchio. Ms. Piciacchio retired from the Company on December 31, 2015.
(9)	Includes 23,338 shares that may be acquired upon exercise of vested options by Mr. Carrico. Mr. Carrico retired from his employment with the Company on July 5, 2015.
(10)	Mr. Breunig resigned his employment from the Company effective September 1, 2015.
(11)	Includes 8,554 shares that may be acquired upon exercise of vested options by Mr. Orcutt. Mr. Orcutt resigned his employment from the Company on September 25, 2015.
(12)	Includes 522 shares that may be acquired upon exercise of vested options by Mr. Fleming, as well as 2,896 shares with respect to RSUs that are expected to vest in May 2016.
(13)	Includes 2,896 shares with respect to time-based RSUs that are expected to vest in May 2016. Mr. Ripp will not be standing for re-election at the annual meeting.
(14)	See notes (4) through (13).
(15)	As reported on Schedule 13G filed with the SEC on April 8, 2016, Shapiro Capital Management LLC has sole voting power with respect to 6,433,379 shares, shared voting power with respect to 607,770 shares and sole dispositive power with respect to 7,041,149 shares pursuant to investment advisory agreements with its advisory clients. Mr. Samuel R. Shapiro is the chairman, a director and majority shareholder of Shapiro Capital Management LLC, in which capacity he exercises dispositive power over these shares. Mr. Shapiro has no interest in dividends or proceeds from the sale of such securities owns no such securities for his own account and disclaims beneficial ownership for all shares reported herein.
(16)	As reported on Amendment No. 2 to Schedule 13G filed with the SEC on January 25, 2016, BlackRock, Inc. and certain of its affiliates has sole voting power with respect to 5,008,307 shares, shared voting power with respect to nil shares and sole dispositive power with respect to nil shares.

(17)	As reported on Amendment No. 4 to Schedule 13G filed with the SEC on February 10, 2016, The Vanguard Group and certain of its affiliates has sole voting power with respect to 88,887 shares, shared voting power with respect to 4,100 shares and sole dispositive power with respect to 4,639,560 shares.
(18)	As reported on Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2016, TIAA-CREF Investment Management, LLC (“Investment Management”) is the investment adviser to the College Retirement Equities Fund (“CREF”), a registered investment company, and may be deemed to be a beneficial owner of 2,869,980 shares of the Company’s common stock owned by CREF. Teachers Advisors, Inc. (“Advisors”) is the investment adviser to three registered investment companies, TIAA-CREF Funds (“Funds”), TIAA-CREF Life Funds (“Life Funds”), and TIAA Separate Account VA-1 (“VA-1”), as well as one or more separately managed accounts of Advisors (collectively, the “Separate Accounts”), and may be deemed to be a beneficial owner of 1,821,860 shares of the Company’s common stock owned separately by Funds, Life Funds, VA-1 and the Separate Accounts. Each of Investment Management and Advisors has expressly disclaimed beneficial ownership of the other’s securities holdings and that it is a member of a “group” with the other.
(19)	As reported on Amendment No. 9 to Schedule 13G filed with the SEC on January 11, 2016, JP Morgan Chase & Co. and certain of its affiliates has sole voting power with respect to 3,478,457 shares, shared voting power with respect to 4,222,299 shares and sole dispositive power with respect to 120 shares.
(20)	As reported on Amendment No. 2 to joint Schedule 13D of Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC, filed with the SEC on February 5, 2016, Franklin Advisory Services, LLC has sole voting power with respect to 3,283,100 shares, shared voting power with respect to nil shares and sole dispositive power with respect to 3,687,800. Franklin Advisory Services, LLC, Franklin Advisers, Inc. and Fiduciary Trust Company International are investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect of Franklin Resources, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10 percent of the outstanding common stock of Franklin Resources, Inc. and are the principal stockholders of Franklin Resources, Inc. Under such Schedule 13D, each of Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. expressly disclaims beneficial ownership of the other’s securities holdings and each disclaims that it is a member of a “group” with the other.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

While we did not have any related-party transactions with our executive officers, directors, 5 percent or greater stockholders or their immediate family members in 2015, and we do not have a written policy regarding such matters, in the event such a transaction is proposed in the future, we would refer the matter to our Audit Committee for approval or disapproval.

Independence of Directors; Corporate Governance Guidelines; Code of Business Ethics

The Company’s Corporate Governance Guidelines require that a majority of our directors meet the independence standards of the NYSE listing rules and applicable SEC rules. In addition, in determining director independence, the Board considered any pre-existing relationships between each director and PPG. Under these criteria, the Board has determined that all of the Company’s directors are independent, except for Mr. Mann.

The Company acquired the Merged Business from PPG in January 2013. Mr. McGarry, an incumbent member of the Board, currently serves as the President and Chief Executive Officer of PPG and has served as an officer of PPG since well before the merger. The Board has determined that Mr. McGarry is, and if re-elected at the 2016 Meeting would be, an independent director under the relevant federal and Delaware legal standards and the NYSE listing rules. The Board anticipates that some proxy-advisory services may not regard Mr. McGarry as independent because of his employment history with PPG and the services he provided to the chlor-alkali and derivatives business as a PPG executive before the merger, which occurred more than three but less than five years ago.

Our Corporate Governance Guidelines, as well as our Code of Business Conduct and Ethics, are publicly available on our website at www.axiall.com under “Investors-Governance” or available in print to any stockholder by contacting our Corporate Secretary, Axiall Corporation by mail at 1000 Abernathy Road NE, Suite 1200, Atlanta, Georgia 30328 or by phone at (770) 395-4500.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Ernst & Young LLP (“EY”)

For the years ended December 31, 2015 and 2014, EY provided to us certain professional services. The aggregate amount charged to us for EY’s audit, audit-related and tax services was $7,462,956 and $5,301,055 for the years ended December 31, 2015 and 2014, respectively, and consisted of the following:

Audit Fees

The aggregate amount of EY fees for the annual audit of our consolidated financial statements and our internal control over financial reporting for the years ended December 31, 2015 and 2014, included in our Annual Report on Form 10-K for each of those years, and for the quarterly reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q in the years then ended, and for audit services provided in connection with other statutory or regulatory filings, were $4,713,385 and $4,341,638, respectively.

Audit-Related Fees

Fees for audit-related services for the years ended December 31, 2015 and 2014 were $1,429,155 and $16,935, respectively.

Tax Fees

The aggregate amount of fees EY charged to us for tax services for the years ended December 31, 2015 and 2014 was $1,318,421 and $939,692, respectively. Of those fees, $89,782 and $5,846, respectively, was for tax compliance and tax return preparation services, and the remainder was for tax planning and other tax-related services.

All Other Fees

EY charged us $1,995 and $2,790 in other fees, primarily related to compliance services, during the years ended December 31, 2015 and 2014, respectively.

Audit Committee Pre-Approval Policy for Audit and Permissible Non-Audit Services

The Audit Committee adopted an audit and non- audit services pre-approval policy, pursuant to which the Audit Committee pre-approves all audit and permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Under the policy, the full Audit Committee annually approves in advance certain services and fee estimates for those services and establishes budgeted amounts for all such services. Services that may arise during the year that were not included in the general pre-approval and services that were pre-approved but for which associated fees will exceed pre-approved levels established or budgeted amounts for that type of service require specific pre-approval by the Audit Committee. All audit and permissible non-audit services for 2015 were pre-approved by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL SCHEDULES

(a)	The following documents are filed as a part of this Amendment:

(1)	Consolidated Balance Sheets as of December 31, 2015 and 2014;*

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013;*

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013;*

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013;*

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;*

Notes to Consolidated Financial Statements;* and

Report of Independent Registered Public Accounting Firm.*

(2)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

(b)	Financial Statement Schedules: None

(c)	See the Exhibit Index immediately following the signature page to this Amendment.

*	Previously filed with our Original 10-K Filing, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIALL CORPORATION
Registrant

By	/s/ Timothy Mann, Jr.
Timothy Mann, Jr.
Title	President and Chief Executive Officer
Date	April 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 28, 2016.

Signature	Title
/s/ Timothy Mann, Jr.*	President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy Mann, Jr.
/s/ Gregory C. Thompson*	Executive Vice President and Chief Financial Officer (Principal Financing and Principal Accounting Officer)
Gregory C. Thompson

/s/ William L. Mansfield*	Chairman of the Board of Directors
William L. Mansfield

/s/ T. Kevin DeNicola*	Director
T. Kevin DeNicola

/s/ Patrick J. Fleming*	Director
Patrick J. Fleming

/s/ Robert M. Gervis*	Director
Robert M. Gervis

/s/ Victoria F. Haynes*	Director
Victoria F. Haynes

/s/ Michael H. McGarry*	Director
Michael H. McGarry

/s/ Mark L. Noetzel*	Director
Mark L. Noetzel

/s/ Robert Ripp*	Director
Robert Ripp

/s/ David N. Weinstein*	Director
David N. Weinstein

*	The undersigned, by signing his name hereto, does sign and execute this Amendment pursuant to a Power of Attorney executed on behalf of the above-named persons on behalf of the Company and filed herewith as Exhibit 24 on behalf of the Company and each such person.

April 28, 2016	By /s/ Daniel S. Fishbein
Daniel S. Fishbein
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 18, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).

2.2	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

3.1(a)	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (now known as Axiall Corporation) (included as Exhibit A to Exhibit 3.1).

3.2	Second Amended and Restated Bylaws of Axiall Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2014 and incorporated herein by reference).

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.1	Indenture, dated as of February 1, 2013, among the Company, the initial guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.875 percent senior notes due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).

4.3	Second Supplemental Indenture, dated as of June 27, 2014, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 7, 2014 and incorporated herein by reference).

4.4	Third Supplemental Indenture, dated as of January 15, 2015, to the Indenture, dated as of February 1, 2013, by and among the Company, the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 and incorporated herein by reference).

4.5	Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the initial guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 4.625 percent senior notes due 2021 of Eagle Spinco Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.6	First Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of December 30, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).

4.8	Third Supplemental Indenture, dated as of June 27, 2014, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 7, 2014 and incorporated herein by reference).

4.9	Fourth Supplemental Indenture, dated as of January 15, 2015, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco, Inc., the additional guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 and incorporated herein by reference).

4.10	Form of 4.875 percent Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).

4.11	Form of 4.625 percent Senior Notes due 2021 (included as Exhibit A to Exhibit 4.4).

10.1	Second Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among the Company, Eagle Spinco Inc. and Royal Group, Inc. as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC, and the other lenders a party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014 and incorporated herein by reference).

10.2	Amendment No. 1 and Consent, dated as of April 21, 2015, to the Second Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among the Company, Eagle Spinco, Inc., Royal Group, Inc., General Electric Capital Corporation, as administrative agent, and the other parties thereto. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015, and incorporated herein by reference).

10.3	Amendment No. 2, dated December 30, 2015, to the Second Amended and Restated Credit Agreement, dated as of December 17, 2014, by and among the Company, Eagle Spinco Inc. and Royal Group, Inc. as borrowers, the other credit parties thereto, General Electric Capital Corporation as a lender, export-related loan lender and swingline lender, administrative agent, co-collateral agent and co-syndication agent, Wells Fargo Capital Finance, LLC as a lender, co-collateral agent and co-syndication agent, Barclays Bank PLC as a lender and documentation agent, and the other lenders a party thereto, and GE Capital Markets, Inc. and Wells Fargo Capital Finance, LLC as co-lead arrangers and joint bookrunners (filed as Exhibit 10.3 to the Original 10-K Filing and incorporated herein by reference).

10.4	Credit Agreement, dated as of February 27, 2015, by and among Axiall Holdco, Inc., as the borrower, Barclays Bank PLC, as administrative agent, Wells Fargo Securities, LLC, as syndication agent, RBC Capital Markets, LLC, as documentation agent, and the other financial institutions party thereto as lenders, and Wells Fargo Securities LLC and RBC Capital Markets, LLC as joint lead arrangers and joint bookrunners, and Citigroup Global Markets, Inc., HSBC Securities (USA) Inc., PNC Capital Markets LLC and SunTrust Robinson Humphrey, Inc. as co-arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.5	Amended and Restated Limited Liability Company Agreement of LACC, LLC, dated as of June 17, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference).

10.6	Contribution and Subscription Agreement, dated as of June 17, 2015, by and among Eagle US 2 LLC, the Company and LACC, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference).

10.7	Call Option Agreement, dated as of June 17, 2015, by and between Eagle US 2 LLC and Lotte Chemical USA Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2015, and incorporated herein by reference).

10.8*	Form of Restricted Stock Unit Agreement for Canadian-based officers and employees (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 7, 2013).

10.9*	Form of Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 7, 2013).

10.10*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).

10.11*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).

10.12*	Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.13*	Form of 2012 Restricted Share Unit Agreement for William L. Mansfield (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.14*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).

10.15*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).

10.16*	Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).

10.17*	Form of TSR-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).

10.18*	Form of Time-Based Restricted Stock Unit Agreement for Certain Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2014 and incorporated herein by reference).

10.19*	Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).

10.20*	First Amendment to the Company’s 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).

10.21*	Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).

10.22*	First Amendment to the Georgia Gulf Corporation Deferred Compensation Plan, dated February 8, 2013 (filed as Exhibit 10.22 to the Original 10-K Filing and incorporated herein by reference).

10.23*	Executive Officer and Key Employee Severance Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2013).

10.24*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 and incorporated herein by reference).

10.25*	First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.26*	Description of Gregory C. Thompson’s Compensation Arrangement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).

10.27*	Letter agreement regarding employment of George Biltz as the Company’s Chief Strategy Officer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 8, 2013).

10.28*	Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013 (filed as Exhibit 10.23 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.29*	Separation and Release Agreement by and between Paul D. Carrico and the Company, dated July 5, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015, and incorporated herein by reference).

10.30*	Separation Agreement by and between Joseph C. Breunig and the Company, dated August 4, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended on September 30, 2015, filed with the SEC on November 5, 2015, and incorporated herein by reference).

10.31*	Letter agreement regarding the promotion and retention of Simon Bates to the position of Senior Vice President, Building Products, dated September 18, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended on September 30, 2015, filed with the SEC on November 5, 2015, and incorporated herein by reference).

10.32*	Separation Agreement by and between Sharon Piciaachio and the Company, dated December 1, 2015 (filed as Exhibit 10.32 to the Original 10-K Filing and incorporated herein by reference).

10.33*	Separation Agreement by and between Mark J. Orcutt and the Company, dated November 2, 2015 (filed as Exhibit 10.33 to the Original 10-K Filing and incorporated herein by reference).

10.34*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).

10.35*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).

10.36*	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 27, 2009 and incorporated herein by reference).

10.37*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company’s Proxy Statement filed with the SEC on August 24, 2009 and incorporated herein by reference).

10.38*	Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).

10.39*	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).

10.40*	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.41*	Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.42*	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

10.43	Form of Indemnification Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014 and incorporated herein by reference).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP.

24**	Power of attorney for Axiall Corporation

31**	Rule 13(a)-14(a)/15d-14(a) Certifications.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of the Chief Executive Officer with respect to this Amendment.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of the Chief Financial Officer with respect to this Amendment.

32**	Section 1350 Certifications.

32.1	Section 1350 Certification of the Chief Executive Officer with respect to this Amendment.

32.2	Section 1350 Certification of the Chief Financial Officer with respect to this Amendment.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.