Form 10-Q
period 2016-03-31
AXIALL CORP/DE/
filed 2016-05-06
CIK 805264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 1-9753

AXIALL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road NE, Suite 1200, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
(770) 395-4500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2016
Common Stock, $0.01 par value	70,587,260

AXIALL CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2016	2015
Assets:
Cash and cash equivalents	$201.4	$258.0
Receivables, net of allowance for doubtful accounts of $9.4 million at March 31, 2016 and $5.9 million at December 31, 2015	381.2	355.3
Inventories	307.2	280.9
Prepaid expenses and other	69.1	58.9
Current assets of discontinued operations	0.6	36.9

Total current assets	959.5	990.0
Property, plant and equipment, net	1,539.8	1,556.5
Goodwill	856.2	852.1
Customer relationships, net	938.9	950.3
Other intangible assets, net	62.0	63.4
Non-current assets of discontinued operations	-	62.0
Other assets, net	70.1	65.1

Total assets	$4,426.5	$4,539.4

Liabilities and Equity:
Current portion of long-term debt	$2.5	$2.5
Accounts payable	260.3	244.8
Interest payable	12.8	15.4
Income taxes payable	2.3	2.2
Accrued compensation	38.0	41.0
Other accrued liabilities	84.4	94.7
Current liabilities of discontinued operations	5.5	15.5

Total current liabilities	405.8	416.1
Long-term debt, excluding the current portion of long-term debt	1,364.6	1,364.5
Lease financing obligation	46.9	44.0
Deferred income taxes	678.7	683.0
Pension and other post-retirement benefits	193.8	202.8
Non-current liabilities of discontinued operations	-	35.6
Other non-current liabilities	124.8	140.3

Total liabilities	2,814.6	2,886.3

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding: 70,587,260 at March 31, 2016 and 70,581,543 at December 31, 2015	0.7	0.7
Additional paid-in capital	2,288.2	2,287.5
Retained deficit	(657.9)	(591.9)
Accumulated other comprehensive loss, net of tax	(96.1)	(118.0)

Total Axiall stockholders’ equity	1,534.9	1,578.3
Noncontrolling interest	77.0	74.8

Total equity	1,611.9	1,653.1

Total liabilities and equity	$4,426.5	$4,539.4

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Net sales	$699.2	$784.6
Operating costs and expenses:
Cost of sales	619.0	680.7
Selling, general and administrative expenses	70.1	76.0
Restructuring and divestiture costs	36.7	0.7
Integration-related costs and other, net	3.4	5.1
Fees associated with unsolicited offer and strategic alternatives	5.2	-

Total operating costs and expenses	734.4	762.5

Operating income (loss)	(35.2)	22.1
Interest expense, net	(17.0)	(17.6)
Debt refinancing costs	-	(3.2)
Foreign currency exchange loss	(0.9)	(0.7)

Income (loss) from continuing operations before income taxes	(53.1)	0.6
Provision for (benefit from) income taxes	(22.8)	3.0

Net loss from continuing operations	(30.3)	(2.4)
Discontinued operations:
Loss from discontinued operations	(31.4)	(7.2)
Less: Benefit from income taxes of discontinued operations	(8.4)	(0.8)

Net loss from discontinued operations	(23.0)	(6.4)

Consolidated net loss	(53.3)	(8.8)
Less: net income attributable to noncontrolling interest	0.3	1.8

Net loss attributable to Axiall	$(53.6)	$(10.6)

Basic loss per share attributable to Axiall:
Basic loss per share from continuing operations	$(0.43)	$(0.06)
Basic loss per share from discontinued operations	(0.33)	(0.09)

Basic loss per share attributable to Axiall	$(0.76)	$(0.15)

Diluted loss per share attributable to Axiall:
Diluted loss per share from continuing operations	$(0.43)	$(0.06)
Diluted loss per share from discontinued operations	(0.33)	(0.09)

Diluted loss per share attributable to Axiall	$(0.76)	$(0.15)

Weighted average common shares outstanding:
Basic	70.6	70.2
Diluted	70.6	70.2

Dividends per common share	$0.16	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Consolidated net loss	$(53.3)	$(8.8)
Less: net income attributable to noncontrolling interest	0.3	1.8

Net loss attributable to Axiall	(53.6)	(10.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	28.7	(35.0)
Derivative cash flow hedges	(0.1)	9.0
Pension and OPEB plan liability adjustments	(2.2)	(1.2)

Other comprehensive income (loss), before income taxes	26.4	(27.2)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	2.6	(0.7)

Other comprehensive income (loss), net of tax	23.8	(26.5)
Other comprehensive income (loss) attributable to noncontrolling interest, net of tax	1.9	1.3

Other comprehensive income (loss) attributable to Axiall, net of tax	21.9	(27.8)

Comprehensive loss, net of income taxes	(29.5)	(35.3)
Less: comprehensive income attributable to noncontrolling interest	2.2	3.1

Comprehensive loss attributable to Axiall	$(31.7)	$(38.4)

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(53.3)	$(8.8)
Less: net loss from discontinued operations, net of tax	(23.0)	(6.4)

Net loss from continuing operations	(30.3)	(2.4)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	43.4	42.5
Amortization	18.2	18.4
Deferred income taxes	(9.1)	(13.5)
Loss on sales of businesses	19.9	-
Other non-cash items	(1.1)	6.0
Change in operating assets and liabilities	(62.0)	(70.2)

Cash used in operating activities - continuing operations	(21.0)	(19.2)
Cash provided by operating activities - discontinued operations	4.0	0.4

Net cash used in operating activities	(17.0)	(18.8)

Cash flows from investing activities:
Capital expenditures	(57.3)	(35.1)
Proceeds from sales of business assets	11.1	-

Cash used in investing activities - continuing operations	(46.2)	(35.1)
Cash provided by (used in) investing activities - discontinued operations	26.8	(1.7)

Net cash used in investing activities	(19.4)	(36.8)

Cash flows from financing activities:
Issuance of long-term debt	-	248.8
Long-term debt payments	(0.8)	(195.2)
Deferred acquisition payments	(15.0)	(10.0)
Fees paid related to financing activities	-	(3.0)
Dividends paid	(11.3)	(11.2)
Share-based compensation plan activity	1.1	(0.4)

Net cash provided by (used in) financing activities	(26.0)	29.0

Effect of exchange rate changes on cash and cash equivalents	5.8	(5.5)

Net change in cash and cash equivalents	(56.6)	(32.1)
Cash and cash equivalents at beginning of period	258.0	166.8

Cash and cash equivalents at end of period	$201.4	$134.7

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature.

Our financial condition as of, and our operating results for, the three month period ended March 31, 2016 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2016 or any other interim period.

On September 30, 2015, the Company entered into and consummated the transactions contemplated by an asset purchase agreement between INEOS Americas LLC (“INEOS”) and Axiall LLC, a wholly-owned subsidiary of the Company, pursuant to which the Company sold its aromatics business to INEOS. The Company has concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former aromatics business as discontinued operations when the sale was consummated.

On February 24, 2016, the Company also entered into an asset purchase agreement among Royal Group, Inc. (“RGI”), Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and North American Profiles Canada, LTD (“NAPC”), as purchaser, pursuant to which the Company sold its window and door profiles business and its Concord, Ontario compounding operations to NAPC on March 31, 2016 for net proceeds of approximately $29.2 million, subject to certain working capital and other adjustments and future performance-based payments. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former window and door profiles business as discontinued operations when the sale was consummated. The sale of our Concord, Ontario compounding operations did not meet the criteria for classification as discontinued operations.

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, and statements of operations and statements of cash flows for the three months ended March 31, 2016 and 2015, and the related notes to the unaudited condensed consolidated financial statements, have been adjusted to reflect the presentation of the results of operations and cash flows of the former aromatics and window and door profiles businesses as discontinued operations. These adjustments relating to the discontinued operations of our aromatics and window and door profiles businesses did not impact the Company’s consolidated net loss attributable to Axiall. Refer to Note 3 for additional information relating to these sales.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications are of a normal recurring nature and did not impact the Company’s operating income (loss) or consolidated net loss.

There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in the 2015 Annual Report. Unless the context otherwise requires, references to “Axiall,” the “Company,” “we,” “our” or “us,” means Axiall Corporation and its consolidated subsidiaries.

2.  LOSS PER SHARE

Basic loss per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three month periods ended March 31, 2016 and 2015. Diluted loss per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three month periods ended March 31, 2016 and 2015, adjusted for the dilutive effect of employee share-based compensation and other share-based compensation awards.

Due to the net loss from continuing operations in the three month periods ended March 31, 2016 and 2015, common stock equivalents of 0.3 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted loss per share in both periods due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions; however, the distributions for these restricted stock units do not have a material impact on our loss per share calculation.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted loss per share from continuing operations attributable to Axiall and discontinued operations for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Numerator
Loss from continuing operations	$(30.3)	$(2.4)
Less: net income attributable to noncontrolling interest	0.3	1.8

Loss from continuing operations attributable to Axiall	(30.6)	(4.2)
Net loss from discontinued operations	(23.0)	(6.4)

Consolidated net loss attributable to Axiall	$(53.6)	$(10.6)

Denominator
Weighted average common shares outstanding, basic	70.6	70.2
Dilutive impact of stock options and other share-based awards	-	-

Weighted average common shares outstanding, diluted	70.6	70.2

Basic loss per share attributable to Axiall:
Basic loss per share from continuing operations	$(0.43)	$(0.06)
Basic loss per share from discontinued operations	(0.33)	(0.09)

Basic loss per share attributable to Axiall	$(0.76)	$(0.15)

Diluted loss per share attributable to Axiall:
Diluted loss per share from continuing operations	$(0.43)	$(0.06)
Diluted loss per share from discontinued operations	(0.33)	(0.09)

Diluted loss per share attributable to Axiall	$(0.76)	$(0.15)

3.  DISCONTINUED OPERATIONS

Sale of Building Products Window and Door Profiles Business

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, and its Concord, Ontario compounding operations to NAPC for net proceeds of approximately $29.2 million, subject to certain working capital and other adjustments and future performance-based payments. The sale was consummated on March 31, 2016. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former window and door profiles business as discontinued operations when the sale was consummated and recognized a loss on sale of $25.2 million reflected in loss from discontinued operations in the unaudited condensed consolidated statements of operations. The Company concluded that the sale of its Concord, Ontario compounding operations did not meet the criteria for classification as discontinued operations. In connection with the sale of the Concord, Ontario compounding operations, the Company recognized a loss on the sale of assets of $4.0 million that is reflected in restructuring and divestiture costs in its unaudited condensed consolidated statements of operations. The net cash proceeds of approximately $27.5 million received from the sale of our window and door profiles business is included in cash flows from investing activities – discontinued operations in the unaudited condensed consolidated statements of cash flows. We have commenced a sale process for the remainder of the building products businesses.

Sale of Aromatics Business: Discontinued Operations

On September 30, 2015, the Company entered into and consummated the transactions contemplated by an asset purchase agreement between INEOS and Axiall LLC, a wholly-owned subsidiary of the Company. Pursuant to such asset purchase agreement, INEOS acquired certain assets used in the Company’s aromatics business, including but not limited to, its cumene production facility located in Pasadena, Texas. The Company retained the land and plant at its phenol, acetone and alpha-methylstyrene production facility located in Plaquemine, Louisiana (the “Plaquemine Phenol Facility”), which is part of a broader set of other Axiall facilities located in Plaquemine. In addition, the Company retained the following assets associated with its aromatics business: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) inventory, other than certain raw materials and work-in-process inventory at its Pasadena facility. The Company has discontinued the manufacture of products at its Plaquemine Phenol Facility and expects to decommission and dismantle that facility by the end of 2016.

At closing, the Company received $52.4 million in cash, which consisted of: (i) the sale price of $47.4 million; and (ii) a $5.0 million advance toward the cost of decommissioning and dismantling our Plaquemine Phenol Facility. That advance was recorded as a liability in our unaudited condensed consolidated balance sheets. During the fourth quarter of 2015, the Company met certain terms and conditions set forth in the asset purchase agreement that entitled it to receive $5.5 million of contingent consideration, pursuant to which it recorded $5.3 million, as a gain, net of a $0.2 million working capital adjustment, related to the sale. Further, the Company may receive an additional $5.0 million from INEOS to help defray the costs of decommissioning and dismantling the Plaquemine Phenol Facility. The Company’s receipt of all or any portion of the remaining $5.0 million that INEOS may be required to pay and our right to retain the $5.0 million advance payment will depend on the amount of costs incurred by us to decommission and dismantle the Plaquemine Phenol Facility.

The following represents major classes of assets and liabilities related to the discontinued operations included in our unaudited condensed consolidated balance sheets as of the following dates:

(In millions)	March 31, 2016	December 31, 2015
Receivables, net	$-	$17.6
Inventories	0.6	18.5
Prepaid expenses and other	-	0.8
Property, plant and equipment, net	-	61.1
Other assets, net	-	0.9

Total assets	$0.6	$98.9

Accounts payable	$-	$3.2
Accrued compensation	-	2.0
Other accrued liabilities	5.5	10.3
Lease financing obligation	-	35.6

Total liabilities	$5.5	$51.1

Net assets (liabilities)	$(4.9)	$47.8

Operating results of the discontinued operations for the three month periods ended March 31, 2016 and 2015 are shown below:

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$32.3	$163.0
Operating costs and expenses:
Cost of sales	33.1	164.0
Selling, general and administrative expenses	4.1	5.4
Restructuring and divestiture costs	-	0.3

Total operating costs and expenses	37.2	169.7

Operating loss from discontinued operations	(4.9)	(6.7)
Interest expense, net	(1.1)	(1.1)
Foreign currency exchange gain (loss)	(0.3)	0.6
Net loss from the sale of business	(25.1)	-

Loss from discontinued operations	(31.4)	(7.2)
Benefit from income taxes of discontinued operations	(8.4)	(0.8)

Net loss from discontinued operations	$(23.0)	$(6.4)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations for the three month periods ended March 31, 2016 and 2015 are included below:

	Three Months Ended March 31,
(In millions)	2016	2015
Depreciation and amortization	$2.1	$2.8
Capital expenditures	1.0	1.7

4.  RESTRUCTURING AND DIVESTITURE COSTS

During the three months ended March 31, 2016, the Company had restructuring and divestiture costs pertaining to: (i) the sale of certain assets of its compound additives business, known as Solucor, and its Concord, Ontario compounding operations, in its chlorovinyls segment; (ii) the reorganization of its building products segment, including the sale of our window and door profiles reporting unit; and (iii) workforce and other expense reductions to drive cost savings throughout the Company.

Chlorovinyls

During the three months ended March 31, 2016, our chlorovinyls segment incurred restructuring costs of $10.1 million, primarily relating to severance payments in conjunction with our workforce reduction activities and cost savings initiatives, and non-cash asset write-downs relating to divestitures of $19.9 million. There were no similar charges during the three months ended March 31, 2015.

On February 24, 2016, the Company entered into an asset purchase agreement among RGI and Axiall Corporation, as sellers, and Galata Chemicals (Canada) Inc., as purchaser, for the sale of certain assets of its compound additives business, known as Solucor, and its manufacturing facility located in Bradford, Ontario, for a price of approximately $9.2 million, subject to adjustment based upon the amount of inventory of the Solucor business on the closing date of the transaction, which was February 29, 2016. The Company recognized a loss on the sale of $15.9 million that is recorded in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016. Also, in conjunction with the sale of our window and door profiles business in our building products segment, the sale of our Concord, Ontario compounding operations resulted in a loss on sale of $4.0 million that is recorded in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016.

Building Products

During the three months ended March 31, 2016, our building products segment incurred restructuring costs of $2.1 million primarily relating to severance payments in conjunction with our workforce reduction activities and cost savings initiatives, non-cash asset write-downs relating to divestitures of $0.4 million, primarily related to our building products segment. During the three months ended March 31, 2015, our building products segment incurred $0.1 million in restructuring charges.

Corporate

Restructuring costs in corporate, unallocated included severance costs of $1.8 million, and divestiture costs of $2.3 million for the three months ended March 31, 2016. There were no similar costs during the three months ended March 31, 2015.

Restructuring charges during the three months ended March 31, 2016 primarily related to severance payments in conjunction with our workforce reduction activities and cost savings initiatives. Also, as of March 31, 2016, we made cash payments of $2.2 million related to the separation of executives under the terms of the Company’s severance plans and policies. As of March 31, 2016, we had remaining payments of $1.9 million that are expected to conclude by November 2016.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2016-09—Compensation—Stock Compensation (Topic 718). The amendments in this Update are designed to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statements of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is currently evaluating this Update and does not anticipate a material impact on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07—Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments of this Update require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Management is currently evaluating this Update and does not anticipate a material impact on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05—Derivatives and Hedging (Topic 815). The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting requirements continue to be met. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have adopted the amendments of this Update and there was no impact on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee and, therefore, recognition of those leased assets and leased liabilities represents an improvement over previous GAAP, which did not require leased assets and leased liabilities to be recognized for most leases. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2018, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. In August 2015, the FASB issued ASU 2015-14—Revenue from Contracts with Customers: Deferral of the Effective Date. This Update provides for a one year deferral of the effective date of ASU 2014-09. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our unaudited condensed consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

In March 2016, FASB issued ASU 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and does not change the core principles of ASU 2014-09. The effective date for this ASU is the same as the effective date for ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing (Topic 606). The core principle of the guidance in this Update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: (i) identifying performance obligations; and (ii) identifying the licensing implementation guidance, while retaining the related principles for those areas. The effective date for this ASU is the same as the effective date for ASU 2014-09.

6.  INVENTORIES

As of March 31, 2016 and December 31, 2015, the major classes of inventories were as follows:

(In millions)	March 31, 2016	December 31, 2015
Raw materials	$74.5	$84.2
Work-in-process	1.0	1.6
Finished goods	231.7	195.1

Inventories	$307.2	$280.9

7.  PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Chemical manufacturing plants	$1,299.1	$1,308.8
Machinery and equipment	1,057.6	1,080.4
Buildings	134.9	134.7
Land and land improvements	154.2	156.6
Construction-in-progress	127.6	112.5

Property, plant and equipment, at cost	2,773.4	2,793.0
Less: accumulated depreciation	1,233.6	1,236.5

Property, plant and equipment, net	$1,539.8	$1,556.5

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Our intangible assets consist of goodwill, customer relationships, supply contracts, technology, and trade names. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets acquired (including, but not limited to, customer relationships, supply contracts, technology, and trade names) and liabilities assumed under acquisition accounting for business combinations.

As of March 31, 2016, our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit.

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

Impairment testing for goodwill is a two-step test performed at the reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilize discounted cash flow analyses (the “income approach”) and market multiple analyses (the “market approach”), in estimating fair values. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic and operational plans with regard to our business units. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic or operational plans, it is possible that goodwill not currently impaired may become impaired in the future.

Goodwill. During the three months ended March 31, 2016, we wrote-off $3.3 million of goodwill pertaining to the sale of our compound reporting unit’s Solucor business and Concord, Ontario compounding operations in our chlorovinyls segment, which was recognized as a component of the loss on sale of assets in the restructuring and divestiture costs in our unaudited condensed consolidated statements of operations. The following table provides the detail of the changes made to goodwill during the three months ended March 31, 2016.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2015	$1,766.0	$160.2	$1,926.2
Accumulated impairment losses	(923.7)	(150.4)	(1,074.1)

Net goodwill at December 31, 2015	$842.3	$9.8	$852.1

Gross goodwill at December 31, 2015	$1,766.0	$160.2	$1,926.2
Goodwill write-downs from sale of assets	(3.3)	-	(3.3)
Foreign currency translation adjustment	7.4	-	7.4

Gross goodwill at March 31, 2016	1,770.1	160.2	1,930.3
Accumulated impairment losses	(923.7)	(150.4)	(1,074.1)

Net goodwill at March 31, 2016	$846.4	$9.8	$856.2

Indefinite-lived intangible assets. As of March 31, 2016 and December 31, 2015, our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $5.6 million and $5.9 million, respectively, net of cumulative translation adjustment. In connection with the sale of our compound reporting unit’s Solucor business and Concord, Ontario compounding operations in our chlorovinyls segment, we wrote-off $0.3 million of indefinite-lived intangible assets.

Definite-lived intangible assets. As of March 31, 2016 and December 31, 2015, we had definite-lived intangible assets related to: (i) customer relationships, supply contracts, technology and trade names in our chlorovinyls segment; and (ii) customer relationships and technology in our building products segment. During the three months ended March 31, 2016, we wrote-off $4.8 million of definite-lived intangible assets and the associated accumulated amortization pertaining to the sale of our window and door profiles business in our building products segment. All prior period amounts have been reclassified to reflect the sale as a discontinued operations in our unaudited condensed consolidated balance sheets. The following table provides the definite-lived intangible assets, by reportable segment, as of March 31, 2016 and December 31, 2015.

	Chlorovinyls		Building Products		Total
(In millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Gross carrying amounts:
Customer relationships	$1,142.3	$1,142.3	$27.4	$27.4	$1,169.7	$1,169.7
Supply contracts	42.6	42.6	-	-	42.6	42.6
Technology	14.9	14.9	17.4	17.4	32.3	32.3
Trade names	6.0	6.0	-	-	6.0	6.0

Total	1,205.8	1,205.8	44.8	44.8	1,250.6	1,250.6
Accumulated impairment charges:
Customer relationships	(2.9)	(2.9)	-	-	(2.9)	(2.9)

Total	(2.9)	(2.9)	-	-	(2.9)	(2.9)
Accumulated amortization:
Customer relationships	(198.3)	(182.9)	(9.3)	(8.9)	(207.6)	(191.8)
Supply contracts	(6.8)	(6.3)	-	-	(6.8)	(6.3)
Technology	(2.1)	(2.0)	(14.5)	(14.1)	(16.6)	(16.1)
Trade names	(1.1)	(1.0)	-	-	(1.1)	(1.0)

Total	(208.3)	(192.2)	(23.8)	(23.0)	(232.1)	(215.2)
Foreign currency translation adjustment:
Customer relationships	(20.3)	(24.6)	-	(0.1)	(20.3)	(24.7)

Total	(20.3)	(24.6)	-	(0.1)	(20.3)	(24.7)
Net carrying amounts:
Customer relationships	920.8	931.9	18.1	18.4	938.9	950.3
Supply contracts	35.8	36.3	-	-	35.8	36.3
Technology	12.8	12.9	2.9	3.3	15.7	16.2
Trade names	4.9	5.0	-	-	4.9	5.0

Total	$974.3	$986.1	$21.0	$21.7	$995.3	$1,007.8

The weighted average estimated useful lives remaining for definite-lived customer relationships, supply contracts, technology and trade names are approximately 15 years, 17 years, 16 years and 14 years, respectively, as of March 31, 2016. Amortization expense for the definite-lived intangible assets was $17.0 million and $17.1 million for the three months ended March 31, 2016 and 2015, respectively. The estimated annual amortization expense for definite-lived intangible assets for the next five fiscal years is approximately $68.0 million per year.

9.  OTHER ASSETS, NET

As of March 31, 2016 and December 31, 2015, other assets, net of accumulated amortization, consisted of the following:

	March 31,	December 31,
(In millions)	2016	2015
Deferred financing costs, net	$6.5	$7.1
Deferred income taxes	17.8	17.8
Advances to and investments in joint ventures, net	41.4	33.4
Other	4.4	6.8

Total other assets, net	$70.1	$65.1

10. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of March 31, 2016 and December 31, 2015, our long-term debt consisted of the following:

		March 31,	December 31,
(In millions)	Maturity Date	2016	2015

4.625 Notes (net of debt issuance costs totaling $9.2 million and $9.6 million at March 31, 2016 and December 31, 2015, respectively)	February 15, 2021	$678.8	$678.4

4.875 Notes (net of debt issuance costs totaling $5.6 million and $5.8 million at March 31, 2016 and December 31, 2015, respectively)	May 15, 2023	444.4	444.2

New Term Loan Facility (net of deferred financing fees totaling $3.0 million and $3.1 million at March 31, 2016 and December 31, 2015, respectively)	February 27, 2022	243.9	244.4

ABL Revolver	December 17, 2019	-	-

Total debt		1,367.1	1,367.0

Less: current portion of long-term debt		(2.5)	(2.5)

Long-term debt, net		$1,364.6	$1,364.5

4.625 Notes

Axiall Corporation and certain of its subsidiaries guarantee $688.0 million in aggregate principal amount of 4.625 percent senior unsecured notes due 2021 (the “4.625 Notes”) that were issued by a wholly-owned subsidiary, Eagle Spinco Inc. (“Spinco”), on January 28, 2013. Interest payments on the 4.625 Notes commenced on August 15, 2013 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Axiall Corporation and by its existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of March 31, 2016, outstanding borrowings under the Company’s New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock.

ABL Revolver

The Company’s second amended and restated asset based revolving credit facility (the “ABL Revolver”), which the Company entered into on December 17, 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment. On December 30, 2015, we amended our ABL Credit Agreement to, among other things, provide additional flexibility to pay dividends and consummate stock repurchases, modify the definition of consolidated EBITDA to include certain additional add backs and reductions to net income in determining consolidated EBITDA (as defined in the ABL Revolver), revise the definition of consolidated capital expenditures to exclude capital expenditures made in connection with the proposed ethane cracker (ethylene manufacturing plant) located in Lake Charles, Louisiana (the “Plant”), and provide for a reduction in the amount of its basket for investments in such a plant by the amount of such capital expenditures that are excluded from the definition of consolidated capital expenditures.

As of March 31, 2016 and December 31, 2015, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at March 31, 2016 was approximately $367.8 million, net of outstanding letters of credit totaling $72.9 million. As of March 31, 2016, depending on the duration of the loan, the applicable rate for future borrowings would have been between 2.11 percent to 4.00 percent based on LIBOR or the Prime Rate.

As of March 31, 2016, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of March 31, 2016 and December 31, 2015, we had a lease financing obligation of $46.9 million and $44.0 million, respectively. The lease financing obligation is a result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for an original term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required.

In connection with the sale of our window and door profiles business, on March 31, 2016, we assigned the lease associated with one of the four properties that were recorded as part of such sale-leaseback transaction on our unaudited condensed consolidated balance sheets and extended the lease term for one of the remaining properties until March 31, 2019. In 2014, we had previously assigned the lease associated with another of the four properties that were recorded as part of such sale-leaseback transaction. Consequently, we are no longer the primary obligor under the two assigned leases and we derecognized $25.6 million from property plant and equipment, net and decreased our lease financing obligation by $37.5 million on our unaudited condensed consolidated balance sheets as of March 31, 2016. The deferred gain of $11.9 million associated with these two assigned leased properties was recognized and offset against the loss on sale of our window and door profiles business in discontinued operations during the three months ended March 31, 2016, all of which was a non-cash transaction.

The sale of our window and door profiles business was classified as discontinued operations and, therefore, all prior period amounts pertaining to these two properties were reclassified. The change from the December 31, 2015 balance, excluding the reclassification of the two properties, is due to the change in the Canadian dollar exchange rate as of March 31, 2016. We are not obligated to repay the lease financing obligation amount of $46.9 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of March 31, 2016 are $2.6 million in 2016, $2.5 million in 2017, $2.2 million in 2018 and $0.6 million in 2019, the final year of the lease agreements.

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

The FASB’s ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority, are described below:

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

The following is a summary of the carrying amounts and estimated fair values of our long-term debt and commodity purchase contracts as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes (net of debt issuance costs totaling $9.2 million and $9.6 million at March 31, 2016 and December 31, 2015, respectively)	$678.8	$666.9	$678.4	$635.1

4.875 Notes (net of debt issuance costs totaling $5.6 million and $5.8 million at March 31, 2016 and December 31, 2015 , respectively)	$444.4	$440.7	$444.2	$408.4

Level 2:

Long-term debt:
New Term Loan Facility (net of deferred financing fees totaling $3.0 million and $3.1 million at March 31, 2016 and December 31, 2015, respectively)	$243.9	$247.2	$244.4	$247.8

Derivative instruments:

Commodity purchase contracts	$(0.4)	$(0.4)	$(0.4)	$(0.4)

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

All derivative financial instruments are carried at fair value in our unaudited condensed consolidated balance sheets. If the derivative financial instrument qualifies for hedge accounting treatment, changes in the fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

We also enter into derivative financial instruments that are designed to hedge risks but are not designated as hedging instruments. Changes in the fair values of these non-designated hedging instruments are adjusted to fair values through earnings in our unaudited condensed consolidated statements of operations.

We formally document hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking derivative financial instruments that are designated as cash flow hedges to specific assets or liabilities on the unaudited condensed consolidated balance sheets or linking derivatives to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivative financial instruments used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative is expired, sold, terminated, exercised, discontinued, or otherwise settled because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge derivative financial instrument.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings. We are involved in a number of contingencies incidental to the normal conduct of our business, including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our unaudited condensed consolidated financial statements; however, specific outcomes with respect to such contingencies may be material to the unaudited condensed consolidated financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

On December 20, 2013, a fire occurred at our PHH Monomers, LLC (“PHH”) vinyl chloride monomer (“VCM”) manufacturing plant in Lake Charles, Louisiana. As of March 31, 2016, approximately 2,607 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or estimable. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the parties’ respective litigation strategies; (iii) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (iv) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (v) the pre- and post-fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vi) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

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

As of March 31, 2016 and December 31, 2015, we had reserves for environmental contingencies totaling approximately $40 million and $41 million, respectively, of which approximately $2 million and $1 million, respectively, were classified as current liabilities. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

●	We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality (“LDEQ”) and various other parties for the environmental remediation of a portion of the Bayou d’Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of both March 31, 2016 and December 31, 2015, we have reserved approximately $4 million for the costs associated with this matter.

●	As of both March 31, 2016 and December 31, 2015 we had reserved approximately $12 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

●	As of both March 31, 2016 and December 31, 2015, we had reserved approximately $18 million, respectively, for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the “Natrium Facility”). The remedial actions address National Pollutant Discharge Elimination System permit requirements related primarily to hexachlorocyclohexane (commonly referred to as BHC) and mercury. We expect that these remedial actions will be in place for an extended period of time.

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

In addition to GHG regulations, the United States Environmental Protection Agency (the “EPA”) has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example:

●	In January 2013, the EPA issued Clean Air Act emission standards for boilers and incinerators (the “Boiler MACT regulations”), which are aimed at controlling emissions of toxic air contaminants at covered facilities. The coal fired power plant at our Natrium Facility is our source most significantly impacted by the Boiler MACT regulations. Pursuant to an extension granted by the West Virginia Department of Environmental Protection (WVDEP), we expect to comply with the requirements of the Boiler MACT regulations on or before December 2016.

●	In April 2012, the EPA issued final regulations to update emissions limits for polyvinyl chloride (“PVC”) and copolymer production (the “PVC MACT regulation”). The PVC MACT regulation sets standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. Following the issuance of the PVC MACT regulation, a variety of legal challenges were filed by the vinyl industry’s trade organization, several vinyl manufacturers and several environmental groups. Most of these challenges have been resolved; however, there are several petitions to reconsider certain provisions in the rule that are still pending. We anticipate that some of these provisions will likely be changed as a result of these petitions, and there could be significant changes from the currently existing PVC MACT regulation after all legal challenges have been exhausted. These changes could require us to incur further capital expenditures, or increase our operating costs, to levels significantly higher than what we have previously estimated.

●	In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium Facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

●	In May and September 2013, the EPA conducted inspections at our Plaquemine facility pursuant to requirements of the federal Clean Air Act Section 112 (r) Risk Management Program and Title V. As a result of the inspections, the EPA identified areas of concern and the Company has subsequently engaged in negotiations, which are anticipated to result in penalties in excess of $100,000. These negotiations are expected to conclude in 2016.

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

13. SHARE-BASED COMPENSATION

We have granted various types of share-based payment awards to participants in the form of time based restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and stock option grants. The key terms of our RSUs, PRSUs and our stock option grants, including all financial disclosures, are set forth in the 2015 Annual Report. These various types of share-based payment awards are subject to certain accelerated vesting clauses that vary by the award.

Time-based Restricted Stock Units and Performance-based Restricted Stock Units

In March 2016, we granted PRSUs to our executive officers for which the number of shares ultimately earned depends on our Company’s relative total shareholder return (“TSR”), as compared to a group of peer companies. The number of shares of our common stock to be awarded in connection with the vesting of those PRSUs ranges from 0 percent to 200 percent, with the percentage to be used in such vesting calculation based on the TSR performance metric. One-half of those executive officer PRSUs are scheduled to vest on the third anniversary of the grant date and the other one-half of those executive officer PRSUs are scheduled to vest on the fourth anniversary of the grant date, in each case so long as the executive officer remains employed with the Company through the applicable vesting date and subject to achievement of the performance metric. Also in March 2016, we granted PRSUs to certain of our executive officers for which the vesting depends on the Company having a positive Adjusted EBITDA for its 2016 fiscal year. Those PRSUs are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, so long as the executive officer remains employed with the Company through the applicable vesting date and the Company achieves positive Adjusted EBITDA for its 2016 fiscal year. In addition, in March 2016, we granted time-based RSUs to certain of our executive officers, for which there is no performance metric, some of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date and the remainder of which are scheduled to vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date, provided, in each case, that the executive officer remains employed by the Company through the applicable vesting date. Also in March 2016, we granted time-based RSUs to non-officer employees, all of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, so long as the employee remains employed with the Company through the applicable vesting date, and for which there is no performance metric.

Share-based Compensation Expense

Information regarding our share-based compensation expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Share-based compensation expense	$2.0	$3.9
Income tax provision related to share-based compensation expense	(0.7)	(1.3)

After tax share-based compensation expense	$1.3	$2.6

During the three months ended March 31, 2016, we reversed approximately $0.9 million of expense related to share-based compensation due to the forfeiture of RSUs and PRSUs held by certain employees of the Company whose employment with the Company terminated prior to the vesting of those RSUs and PRSUs.

14. EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension and OPEB Welfare Plans

The Company sponsors and contributes to pension plans (“Pension Plans”) and other post-retirement employment benefit (“OPEB”) plans covering many of our United States (“U.S.”) employees, in whole or in part based on meeting certain eligibility criteria. In addition, the Company’s subsidiaries have various Pension Plans and other forms of post-retirement arrangements outside the U.S., namely in Canada and Taiwan.

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

The U.S. nonqualified pension plan was remeasured on February 29, 2016 following the February 2016 workforce reduction implemented as part of our cost savings initiatives. This event reduced the plan’s benefit obligation by $0.7 million and was recognized fully through a $0.7 million adjustment to Other Comprehensive Income. The plan’s net periodic benefit cost for 2016 has been adjusted to reflect the remeasurement due to the resulting curtailment event.

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

We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. This change in accounting estimate was first reflected in benefit cost for the third quarter of 2015 for the OPEB plans and in 2016 for the Pension Plans.

The following table details the pension and postretirement benefit income, for the three month periods ended March 31, 2016 and 2015:

	Pension Benefits Three Months Ended March 31,		OPEB Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Components of net periodic benefit income:
Interest cost	$(6.5)	$(7.7)	$(0.5)	$(1.1)
Service cost	(0.9)	(1.1)	(0.2)	(0.2)
Expected return on assets	10.5	11.4	-	-
Amortization of:
Prior service credit	-	-	3.1	2.3
Actuarial loss	(0.7)	(0.7)	-	-

Total net periodic benefit income	$2.4	$1.9	$2.4	$1.0

Contributions

There were no significant contributions to the pension plan trusts during the three months ended March 31, 2016 and 2015. We estimate that we will make payments of approximately $2.0 million for benefit payments and contributions related to our Pension Plans and $7.3 million for benefit payments related to the OPEB plans for the year ending December 31, 2016.

Defined Contribution Plans

Most of our employees participate in defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $4.0 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes: (i) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; (ii) unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) equity investee’s other comprehensive income or loss items; and (iv) adjustments to pension and OPEB plan liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, as of March 31, 2016 and December 31, 2015, and changes within those periods are as follows:

(In millions)	Foreign Currency Items	Derivative Cash Flow Hedges	Accrued Pension and OPEB Plan Liabilities	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(89.4)	$0.5	$(29.1)	$(118.0)

Other comprehensive income before reclassifications	23.4	0.1	0.1	23.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	(0.2)	(1.5)	(1.7)

Net current period other comprehensive income (loss)	23.4	(0.1)	(1.4)	21.9

Balance at March 31, 2016	$(66.0)	$0.4	$(30.5)	$(96.1)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect: (i) changes in foreign currency translation adjustments; (ii) the unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) changes in equity investee’s other comprehensive income or loss; and (iv) adjustments to pension and OPEB plan liabilities. The components of other comprehensive income (loss) for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015

Change in foreign currency translation adjustment:

Foreign currency translation adjustments	$28.7	$(35.0)

Tax expense (benefit)	3.4	(3.6)

Foreign currency translation adjustments, net of tax	$25.3	$(31.4)

Change in derivative cash flow hedges:

Commodity hedge contracts	$-	$5.1

Equity interest in investee’s other comprehensive income (loss)	(0.1)	3.9

Pre-tax amount	(0.1)	9.0

Tax expense	-	3.4

Derivative cash flow hedges, net of tax	$(0.1)	$5.6

Change in pension and OPEB liability adjustments:

Amortization of actuarial loss and prior service credit	$(2.4)	$(1.6)

Other pension and OPEB plan adjustments	0.2	0.4

Pre-tax amount	(2.2)	(1.2)

Tax benefit	(0.8)	(0.5)

Pension and OPEB liability adjustments, net of tax	$(1.4)	$(0.7)

Other comprehensive income (loss), before income taxes	$26.4	$(27.2)

Tax expense (benefit) for the period	2.6	(0.7)

Other comprehensive income (loss), net of tax	$23.8	$(26.5)

The components of other comprehensive income (loss) that have been reclassified during the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated
(In millions)	2016	2015	Statements of Operations
Details about other comprehensive income (loss) components:
Change in derivative cash flow hedges:
Loss on derivative cash flow hedges	$(0.4)	$(7.4)	Cost of sales
Tax benefit	(0.2)	(2.8)	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$(0.2)	$(4.6)

Change in pension and OPEB liability adjustments:
Amortization of actuarial loss and prior service credit	$(2.4)	$(1.6)	Cost of sales and selling, general and administrative expenses
Tax benefit	(0.9)	(0.6)	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$(1.5)	$(1.0)

16. INCOME TAXES

Our continuing operations effective income tax rate for the three months ended March 31, 2016 was 42.9 percent, compared to 500.0 percent for the three months ended March 31, 2015. The continuing operations effective income tax rates were determined using the estimated annual effective tax rate after considering discrete income tax items for each respective period. The continuing operations effective income tax rate for the three months ended March 31, 2016 was higher than the United States statutory federal income tax rate primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities. The continuing operations effective income tax rate for the three months ended March 31, 2015 was higher than the United States statutory federal income tax rate primarily due to losses generated within a tax jurisdiction for which an income tax benefit was not recognized, as well as the tax expense associated with the relative mix of earnings in the various tax jurisdictions in which we operate.

17. INVESTMENTS

We own an interest in several manufacturing joint ventures in our chlorovinyls segment. We own a 50 percent ownership interest in RS Cogen, LLC (“RS Cogen”), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation (“Entergy”) in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall’s future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of March 31, 2016, our future commitment under the take-or-pay arrangement approximates $154.1 million in the aggregate, with purchases during the three months ended March 31, 2016 and 2015 totaling $6.6 million and $6.5 million, respectively.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of March 31, 2016 and December 31, 2015:

(In millions)	March 31, 2016	December 31, 2015
Investment in and net advances to RS Cogen	$8.8	$9.5

Supply contracts	35.8	36.3

Maximum exposure to loss	$44.6	$45.8

We produce chlorine, caustic soda, hydrogen, hydrochloric acid, also known as muriatic acid (“HCL”), and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. (“TCI”), a joint venture in which we own a 60 percent interest and consolidate in our unaudited condensed consolidated financial statements in our chlorovinyls segment. The following table presents a reconciliation of our minority partner’s ownership interest, reported as noncontrolling interest:

	Three Months Ended March 31,
(In millions)	2016	2015
Noncontrolling interest - beginning of period	$74.8	$107.9
Net income attributable to noncontrolling interest	0.3	1.8
Other comprehensive income attributable to noncontrolling interest	1.9	1.3
Other	-	(0.1)

Noncontrolling interest - end of period	$77.0	$110.9

On June 17, 2015, Eagle US 2 LLC (“Eagle”), a wholly-owned subsidiary of the Company, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation (“Lotte”) related to the formation of LACC, LLC (“LACC”), which was formed by Eagle and Lotte to design, build and operate a state-of-the-art 1.0 million metric tons per annum ethane cracker (ethylene manufacturing plant) in Lake Charles, Louisiana (the “Plant”). On December 17, 2015, Axiall and Lotte reached a final investment decision to construct the Plant and LACC entered into the engineering, procurement and construction agreement with CB&I Inc., the construction contractor. The Plant is being built adjacent to Axiall’s largest chlor-alkali chemical facility, located in Lake Charles, Louisiana, to take advantage of Axiall’s existing infrastructure, access to competitive feedstock resources, and ethylene distribution infrastructure. The anticipated start-up for the Plant is expected to be the beginning of 2019.

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

As of March 31, 2016 and December 31, 2015, our investment in LACC is $24.4 million and $14.9 million, respectively, and is reflected in other assets in our unaudited condensed consolidated balance sheets. Our investment in LACC is accounted for under the cost method.

18. SEGMENT INFORMATION

We manage our operating activities in two reportable segments: (i) chlorovinyls and (ii) building products. These two segments reflect the organization used by our management to allocate resources and for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, and hydrochloric acid, also known as muriatic acid, and compound products (vinyl compounds and plasticizers). Our building products segment consists of interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings.

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for (benefit from) income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income (loss) to consolidated income (loss) from continuing operations before income taxes for the three month periods ended March 31, 2016 and 2015 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Eliminations, Unallocated and Other	Total
Three Months Ended March 31, 2016
Net sales	$556.1	$143.1	$-	$699.2
Intersegment revenues	55.3	0.1	(55.4)	-

Total net sales	$611.4	143.2	(55.4)	$699.2

Operating income (loss)	$(9.6)	4.1	(29.7)	$(35.2)
Interest expense, net				(17.0)
Foreign exchange loss				(0.9)

Loss from continuing operations before income taxes				$(53.1)

Three Months Ended March 31, 2015
Net sales	$648.4	$136.2	$-	$784.6
Intersegment revenues	56.1	-	(56.1)	-

Total net sales	$704.5	136.2	(56.1)	$784.6

Operating income (loss)	$43.7	(3.4)	(18.2)	$22.1
Interest expense, net				(17.6)
Debt refinancing costs				(3.2)
Foreign exchange loss				(0.7)

Income from continuing operations before income taxes				$0.6

19. SUBSEQUENT EVENTS

On April 21, 2016, Axiall received notice from China Petrochemical Development Corp. (“CPD”) that CPD has exercised its option to sell to Axiall CPD’s 40 percent interest in Taiwan Chlorine Industries, Ltd. (“TCI”) for $100 million. Under an agreement that was established when PPG Industries, Inc. (“PPG”) separated its commodity chemicals business and merged it with a subsidiary of Georgia Gulf Corporation to form Axiall, Axiall has the contractual option to have PPG rather than Axiall acquire CPD’s 40 percent interest in TCI.

20. GUARANTOR INFORMATION

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

As of March 31, 2016, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Noteco, Inc., Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Plastic Trends, Inc., Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the “Guarantor Subsidiaries”) and Spinco. As of March 31, 2016, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

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

The following tables present the (i) guarantor unaudited condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, (ii) guarantor unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three month periods ended March 31, 2016 and 2015, and (iii) guarantor unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (which excludes Spinco), the Guarantor Subsidiaries, including Spinco (which also includes entries necessary to eliminate Spinco’s investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries.

AXIALL CORPORATION

Guarantor Condensed Consolidating Balance Sheet

As of March 31, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$0.5	$-	$80.6	$80.6	$120.3	$-	$201.4
Receivables, net of allowance for doubtful accounts	38.6	0.6	436.3	436.3	62.4	(156.1)	381.2
Inventories	-	-	246.2	246.2	61.0	-	307.2
Prepaid expenses and other	0.4	-	62.6	62.6	6.1	-	69.1
Current assets of discontinued operations	-	-	0.6	0.6	-	-	0.6

Total current assets	39.5	0.6	826.3	826.3	249.8	(156.1)	959.5
Property, plant and equipment, net	10.7	-	1,359.7	1,359.7	169.4	-	1,539.8
Long-term receivables—affiliates	900.0	-	-	-	-	(900.0)	-
Goodwill	-	-	707.8	707.8	148.4	-	856.2
Customer relationships, net	-	-	809.4	809.4	129.5	-	938.9
Other intangible assets, net	-	-	62.0	62.0	-	-	62.0
Other assets, net	4.9	1.7	61.8	61.8	3.4	-	70.1
Investment in subsidiaries	1,207.1	1,827.5	466.8	466.8	-	(1,673.9)	-

Total assets	$2,162.2	$1,829.8	$4,293.8	$4,293.8	$700.5	$(2,730.0)	$4,426.5

Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	123.6	38.5	222.9	260.7	32.1	(156.1)	260.3
Interest payable	8.6	4.2	-	4.2	-	-	12.8
Income taxes payable	-	-	-	-	2.3	-	2.3
Accrued compensation	1.9	-	28.2	28.2	7.9	-	38.0
Other accrued liabilities	15.3	-	37.7	37.7	31.4	-	84.4
Current liabilities of discontinued operations	-	-	5.5	5.5	-	-	5.5

Total current liabilities	149.4	42.7	296.8	338.8	73.7	(156.1)	405.8
Long-term debt, excluding the current portion of long-term debt	444.4	678.8	241.3	920.2	-	-	1,364.6
Long-term payables—affiliates	-	900.0	-	900.0	-	(900.0)	-
Lease financing obligation	-	-	-	-	46.9	-	46.9
Deferred income taxes	19.2	-	629.6	627.9	31.6	-	678.7
Pension and other post-retirement benefits	3.3	-	184.0	184.0	6.5	-	193.8
Other non-current liabilities	11.0	-	116.0	116.0	8.5	(10.7)	124.8

Total liabilities	627.3	1,621.5	1,467.7	3,086.9	167.2	(1,066.8)	2,814.6
Equity:
Total Axiall stockholders’ equity	1,534.9	208.3	2,826.1	1,206.9	456.3	(1,663.2)	1,534.9
Noncontrolling interest	-	-	-	-	77.0	-	77.0

Total equity	1,534.9	208.3	2,826.1	1,206.9	533.3	(1,663.2)	1,611.9

Total liabilities and equity	$2,162.2	$1,829.8	$4,293.8	$4,293.8	$700.5	$(2,730.0)	$4,426.5

AXIALL CORPORATION

Guarantor Condensed Consolidating Balance Sheet

As of December 31, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$0.3	$-	$161.7	$161.7	$96.0	$-	$258.0
Receivables, net of allowance for doubtful accounts	27.1	5.5	377.8	377.8	48.0	(97.6)	355.3
Inventories	-	-	217.6	217.6	63.3	-	280.9
Prepaid expenses and other	0.7	-	55.9	55.9	2.7	(0.4)	58.9
Current assets of discontinued operations	-	-	19.3	19.3	17.6	-	36.9

Total current assets	28.1	5.5	832.3	832.3	227.6	(98.0)	990.0
Property, plant and equipment, net	11.0	-	1,357.9	1,357.9	187.6	-	1,556.5
Long-term receivables—affiliates	900.0	-	-	-	-	(900.0)	-
Goodwill	-	-	707.8	707.8	144.3	-	852.1
Customer relationships, net	-	-	823.1	823.1	127.2	-	950.3
Other intangible assets, net	-	-	63.1	63.1	0.3	-	63.4
Non-current assets of discontinued operations	-	-	18.4	18.4	43.6	-	62.0
Other assets, net	5.6	1.7	56.2	56.2	3.3	-	65.1
Investment in subsidiaries	1,235.5	1,833.3	473.2	473.2	-	(1,708.7)	-

Total assets	$2,180.2	$1,840.5	$4,332.0	$4,332.0	$733.9	$(2,706.7)	$4,539.4

Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	81.7	27.0	214.9	236.4	24.3	(97.6)	244.8
Interest payable	3.2	12.2	-	12.2	-	-	15.4
Income taxes payable	-	-	0.4	0.4	2.2	(0.4)	2.2
Accrued compensation	9.5	-	23.7	23.7	7.8	-	41.0
Other accrued liabilities	16.2	-	45.6	45.6	32.9	-	94.7
Current liabilities of discontinued operations	-	-	9.3	9.3	6.2	-	15.5

Total current liabilities	110.6	39.2	296.4	330.1	73.4	(98.0)	416.1
Long-term debt, excluding the current portion of long-term debt	444.2	678.4	241.9	920.3	-	-	1,364.5
Long-term payables—affiliates	-	900.0	-	900.0	-	(900.0)	-
Lease financing obligation	-	-	-	-	44.0	-	44.0
Deferred income taxes	18.0	-	636.1	634.4	30.6	-	683.0
Pension and other post-retirement benefits	3.6	-	189.9	189.9	9.3	-	202.8
Non-current liabilities of discontinued operations	-	-	-	-	35.6	-	35.6
Other non-current liabilities	25.5	-	113.2	113.2	8.8	(7.2)	140.3

Total liabilities	601.9	1,617.6	1,477.5	3,087.9	201.7	(1,005.2)	2,886.3
Equity:
Total Axiall stockholders’ equity	1,578.3	222.9	2,854.5	1,244.1	457.4	(1,701.5)	1,578.3
Noncontrolling interest	-	-	-	-	74.8	-	74.8

Total equity	1,578.3	222.9	2,854.5	1,244.1	532.2	(1,701.5)	1,653.1

Total liabilities and equity	$2,180.2	$1,840.5	$4,332.0	$4,332.0	$733.9	$(2,706.7)	$4,539.4

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Three Months Ended March 31, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$627.2	$627.2	$112.2	$(40.2)	$699.2
Operating costs and expenses:
Cost of sales	-	-	567.6	567.6	91.6	(40.2)	619.0
Selling, general and administrative expenses	12.9	-	44.3	44.3	12.9	-	70.1
Restructuring and divestiture costs	5.4	-	9.5	9.5	21.8	-	36.7
Integration-related costs and other, net	0.5	-	2.9	2.9	-	-	3.4
Fees associated with unsolicited offer and strategic alternatives	5.2	-	-	-	-	-	5.2

Total operating costs and expenses	24.0	-	624.3	624.3	126.3	(40.2)	734.4

Operating income (loss)	(24.0)	-	2.9	2.9	(14.1)	-	(35.2)
Other expense:
Interest income (expense), net	4.6	(19.8)	(0.9)	(20.7)	(0.9)	-	(17.0)
Foreign currency exchange loss	-	-	-	-	(0.9)	-	(0.9)
Equity in loss of subsidiaries	(45.0)	(10.3)	(22.5)	(22.5)	-	67.5	-

Loss from continuing operations before income taxes	(64.4)	(30.1)	(20.5)	(40.3)	(15.9)	67.5	(53.1)
Provision for (benefit from) income taxes	(10.8)	(11.0)	(2.1)	(13.1)	1.1	-	(22.8)

Loss from continuing operations	(53.6)	(19.1)	(18.4)	(27.2)	(17.0)	67.5	(30.3)
Discontinued operations:
Loss from discontinued operations	-	-	(26.2)	(26.2)	(5.2)	-	(31.4)
Benefit from income taxes of discontinued operations	-	-	(8.4)	(8.4)	-	-	(8.4)

Net loss from discontinued operations	-	-	(17.8)	(17.8)	(5.2)	-	(23.0)

Consolidated net loss	(53.6)	(19.1)	(36.2)	(45.0)	(22.2)	67.5	(53.3)
Less: net income attributable to noncontrolling interest	-	-	-	-	0.3	-	0.3

Net loss attributable to Axiall	$(53.6)	$(19.1)	$(36.2)	$(45.0)	$(22.5)	$67.5	$(53.6)

Comprehensive income (loss) attributable to Axiall	$(31.7)	$(14.6)	$(14.3)	$(23.1)	$4.2	$18.9	$(31.7)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Three Months Ended March 31, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$712.7	$712.7	$120.1	$(48.2)	$784.6
Operating costs and expenses:
Cost of sales	-	-	626.3	626.3	102.6	(48.2)	680.7
Selling, general and administrative expenses	12.4	-	47.2	47.2	16.4	-	76.0
Restructuring and divestiture costs	0.5	-	-	-	0.2	-	0.7
Integration-related costs and other, net	3.4	-	1.1	1.1	0.6	-	5.1

Total operating costs and expenses	16.3	-	674.6	674.6	119.8	(48.2)	762.5

Operating income (loss)	(16.3)	-	38.1	38.1	0.3	-	22.1
Other income (expense):
Interest income (expense), net	6.0	(20.9)	(0.1)	(20.9)	(2.7)	-	(17.6)
Debt refinancing costs	-	(0.1)	(3.1)	(3.2)	-	-	(3.2)
Foreign currency exchange gain (loss)	(0.1)	0.1	(0.1)	(0.1)	(0.5)	-	(0.7)
Equity in loss of subsidiaries	(3.0)	(7.0)	(4.5)	(4.5)	-	7.5	-

Income (loss) from continuing operations before income taxes	(13.4)	(27.9)	30.3	9.4	(2.9)	7.5	0.6
Provision for (benefit from) income taxes	(2.8)	(5.6)	10.5	4.9	0.9	-	3.0

Income (loss) from continuing operations	(10.6)	(22.3)	19.8	4.5	(3.8)	7.5	(2.4)
Discontinued operations:
Loss from discontinued operations, before tax	-	-	(2.6)	(2.6)	(4.6)	-	(7.2)
Benefit from income taxes of discontinued operations	-	-	(0.8)	(0.8)	-	-	(0.8)

Net loss from discontinued operations	-	-	(1.8)	(1.8)	(4.6)	-	(6.4)

Consolidated net income (loss)	(10.6)	(22.3)	18.0	2.7	(8.4)	7.5	(8.8)
Less: net income attributable to noncontrolling interest	-	-	-	-	1.8	-	1.8

Net income (loss) attributable to Axiall	$(10.6)	$(22.3)	$18.0	$2.7	$(10.2)	$7.5	$(10.6)

Comprehensive loss attributable to Axiall	$(38.4)	$(6.8)	$(11.9)	$(27.2)	$(57.0)	$84.2	$(38.4)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by (used in) operating activities - continuing operations	$25.6	$-	$(35.7)	$(35.7)	$(2.1)	$(8.8)	$(21.0)
Cash provided by (used in) operating activities - discontinued operations	-	-	8.1	8.1	(4.1)	-	4.0

Net cash provided by (used in) operating activities	25.6	-	(27.6)	(27.6)	(6.2)	(8.8)	(17.0)

Cash flows from investing activities:
Capital expenditures	(0.2)	-	(55.7)	(55.7)	(1.4)	-	(57.3)
Proceeds from the sale of business assets	-	-	0.1	0.1	11.0	-	11.1

Cash used in investing activities - continuing operations	(0.2)	-	(55.6)	(55.6)	9.6	-	(46.2)
Cash provided by investing activities - discontinued operations	-	-	7.3	7.3	19.5	-	26.8

Net cash provided by (used in) investing activities	(0.2)	-	(48.3)	(48.3)	29.1	-	(19.4)

Cash flows from financing activities:
Long-term debt payments	-	-	(0.8)	(0.8)	-	-	(0.8)
Deferred acquisition payments	(15.0)	-	-	-	-	-	(15.0)
Dividends paid	(11.3)	-	-	-	-	-	(11.3)
Distribution to affiliate	-	-	(4.4)	(4.4)	(4.4)	8.8	-
Share-based compensation plan activity	1.1	-	-	-	-	-	1.1

Net cash used in financing activities	(25.2)	-	(5.2)	(5.2)	(4.4)	8.8	(26.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	5.8	-	5.8

Net change in cash and cash equivalents	0.2	-	(81.1)	(81.1)	24.3	-	(56.6)
Cash and cash equivalents at beginning of period	0.3	-	161.7	161.7	96.0	-	258.0

Cash and cash equivalents at end of period	$0.5	$-	$80.6	$80.6	$120.3	$-	$201.4

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by (used in) operating activities - continuing operations	$22.1	$-	$(24.9)	$(24.9)	$(16.4)	$-	$(19.2)
Cash provided by (used in) operating activities - discontinued operations	-	-	5.0	5.0	(4.6)	-	0.4

Net cash provided by (used in) operating activities	22.1	-	(19.9)	(19.9)	(21.0)	-	(18.8)

Cash flows from investing activities:
Capital expenditures	(0.2)	-	(32.2)	(32.2)	(2.7)	-	(35.1)

Cash used in investing activities - continuing operations	(0.2)	-	(32.2)	(32.2)	(2.7)	-	(35.1)
Cash used in investing activities - discontinued operations	-	-	(0.7)	(0.7)	(1.0)	-	(1.7)

Net cash used in investing activities	(0.2)	-	(32.9)	(32.9)	(3.7)	-	(36.8)

Cash flows from financing activities:
Issuance of long-term debt	-	-	248.8	248.8	-	-	248.8
Long-term debt payments	-	(194.4)	(0.8)	(195.2)	-	-	(195.2)
Intercompany financing	-	194.4	(194.4)	-	-	-	-
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Fees paid related to financing activities	(0.3)	-	(2.7)	(2.7)	-	-	(3.0)
Dividends paid	(11.2)	-	-	-	-	-	(11.2)
Share-based compensation plan activities	(0.4)	-	-	-	-	-	(0.4)

Net cash used in financing activities	(21.9)	-	50.9	50.9	-	-	29.0
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(5.5)	-	(5.5)

Net change in cash and cash equivalents	-	-	(1.9)	(1.9)	(30.2)	-	(32.1)
Cash and cash equivalents at beginning of period	-	-	78.2	78.2	88.6	-	166.8

Cash and cash equivalents at end of period	$-	$-	$76.3	$76.3	$58.4	$-	$134.7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Axiall Corporation (together with its consolidated subsidiaries, herein referred to as “Axiall,” the “Company,” “we,” “us” or “our”), a Delaware corporation incorporated in 1984, is a leading North American manufacturer and international marketer of chemicals and building products. We operate through two reportable segments: (i) chlorovinyls and (ii) building products. These two reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Our chlorovinyls chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, high-quality plastics, and coatings for wire and cable, paper, minerals, metals and water treatment industries. Our building products segment consists of interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings.

Portfolio Initiatives

Chlorovinyls

On February 24, 2016, the Company entered into an asset purchase agreement among Royal Group, Inc. (“RGI”), and Axiall Corporation, as sellers, and Galata Chemicals (Canada) Inc., as purchaser, for the sale of certain assets of the Company’s compound additives business, known as Solucor, and the Company’s manufacturing facility located in Bradford, Ontario, for a purchase price of approximately $9.2 million, subject to adjustment based upon the amount of inventory of the Solucor business on the closing date of the transaction, which was February 29, 2016. The Company recognized a loss of $15.9 million on the sale of its Solucor business during the three months ended March 31, 2016.

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and North American Profiles Canada, LTD (“NAPC”), as purchaser, pursuant to which the Company sold its Concord, Ontario compounding operations, to NAPC on March 31, 2016. The sale of our Concord, Ontario compounding operations did not meet the criteria for classification as discontinued operations. The company recorded a loss on the sale of assets of $4.0 million that is reflected in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations.

Building Products

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, to NAPC on March 31, 2016. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former window and door profiles business as discontinued operations when the sale was consummated and recorded a loss on sale of $25.2 million reflected in loss from discontinued operations in the unaudited consolidated statements of operations. The Company has commenced a sale process for the remainder of the building products segment.

Sale of Aromatics Business: Discontinued Operations

On September 30, 2015, the Company entered into and consummated the transactions contemplated by an asset purchase agreement between INEOS Americas LLC (“INEOS”) and Axiall LLC, a wholly-owned subsidiary of the Company. Pursuant to such asset purchase agreement, INEOS acquired certain assets used in the Company’s aromatics business, including but not limited to, its cumene production facility located in Pasadena, Texas. The Company retained the land and plant at its phenol, acetone and alpha-methylstyrene production facility located in Plaquemine, Louisiana (the “Plaquemine Phenol Facility”), which is part of a broader set of other Axiall chemical manufacturing facilities located in Plaquemine. In addition, the Company retained the following assets associated with its aromatics business: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) inventory, other than certain raw materials and work-in-process inventory at its Pasadena facility. The Company has discontinued the manufacture of products at its Plaquemine Phenol Facility and expects to decommission and dismantle that facility by the end of 2016.

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

On December 17, 2015, Axiall and Lotte announced that the companies reached a final investment decision to construct the Plant and LACC entered into the engineering, procurement and construction agreement with CB&I Inc., the construction contractor. The Plant is being built adjacent to Axiall’s largest chlor-alkali chemical facility, located in Lake Charles, Louisiana, to take advantage of Axiall’s existing infrastructure, access to competitive feedstock resources, and ethylene distribution infrastructure. The anticipated start-up for the Plant is expected to be the beginning of 2019. As of March 31, 2016 and December 31, 2015, our investment in LACC is $24.4 million and $14.9 million, respectively, and is reflected in other assets in our unaudited condensed consolidated balance sheets.

Consolidated Overview

•	Net sales totaled $699.2 million and $784.6 million for the three months ended March 31, 2016 and 2015, respectively, decreasing by $85.4 million or approximately 11 percent.

•	Operating loss was $35.2 million and Adjusted EBITDA was $69.0 million for the three months ended March 31, 2016 versus operating income and Adjusted EBITDA of $22.1 million and $86.8 million, respectively, for the three months ended March 31, 2015.

•	Net loss attributable to Axiall was $53.6 million and $10.6 million for the three months ended March 31, 2016 and 2015, respectively. Adjusted Net Income and Adjusted Earnings Per Share were $11.7 million and $0.17 per diluted share, respectively, for the three months ended March 31, 2016, and $7.0 million and $0.10 per diluted share, respectively, for the three months ended March 31, 2015.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite and hydrochloric acid, also known as muriatic acid (“HCL”)) and compound products (vinyl compounds and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment’s results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows:

•	Net sales totaled $556.1 million and $648.4 million for the three months ended March 31, 2016 and 2015, respectively, decreasing by $92.3 million or approximately 14 percent.

•	Operating loss was $9.6 million and Adjusted EBITDA was $71.3 million for the three months ended March 31, 2016 versus operating income and Adjusted EBITDA of $43.7 million and $96.7 million, respectively, for the three months ended March 31, 2015.

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

Building Products Business Overview

Our building products segment consists of interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment’s results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows:

•	Net sales totaled $143.1 million and $136.2 million for the three months ended March 31, 2016 and 2015, respectively, increasing by 5 percent. On a constant currency basis, net sales for the three months ended March 31, 2016 increased by 9 percent.

•	For the three months ended March 31, 2016, our building products segment’s geographical sales to the United States and Canada were 68 percent and 32 percent, respectively, compared with 63 percent and 36 percent, respectively, for the three months ended March 31, 2015.

•	Operating income was $4.1 million and Adjusted EBITDA was $11.5 million for the three months ended March 31, 2016 compared to an operating loss of $3.4 million and Adjusted EBITDA of $3.0 million for the three months ended March 31, 2015.

The building products segment is impacted by changes in the North American home repair and remodeling sectors and the new construction industry, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as the availability of financing for new home purchases. These factors can lower the demand for, and pricing of, our products, while we may not be able to reduce our costs by an equivalent amount.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three month periods ended March 31, 2016 and 2015, and the percentage of net sales of each line item for the three month periods presented.

	Three Months Ended March 31,
(In millions)	2016		2015
Net sales	$699.2	100.0%	$784.6	100.0%
Cost of sales	619.0	88.5%	680.7	86.8%

Gross margin	80.2	11.5%	103.9	13.2%
Selling, general and administrative expenses	70.1	10.0%	76.0	9.7%
Restructuring and divestiture costs	36.7	5.2%	0.7	0.1%
Integration-related costs and other, net	3.4	0.5%	5.1	0.7%
Fees associated with unsolicited offer and strategic alternatives	5.2	0.7%	-	-%

Operating income (loss)	(35.2)	(5.0%)	22.1	2.8%
Interest expense, net	(17.0)	(2.4%)	(17.6)	(2.2%)
Debt refinancing costs	-	-%	(3.2)	(0.4%)
Foreign currency exchange loss	(0.9)	(0.1%)	(0.7)	(0.1%)

Income (loss) from continuing operations before income taxes	(53.1)	(7.6%)	0.6	0.1%
Provision for (benefit from) income taxes	(22.8)	(3.3%)	3.0	0.4%

Net loss from continuing operations	(30.3)	(4.3%)	(2.4)	(0.3%)

Discontinued operations:
Loss from discontinued operations	(31.4)	(4.5%)	(7.2)	(0.9%)
Less: Benefit from income taxes of discontinued operations	(8.4)	(1.2%)	(0.8)	(0.1%)

Net loss from discontinued operations	(23.0)	(3.3%)	(6.4)	(0.8%)

Consolidated net loss	(53.3)	(7.6%)	(8.8)	(1.1%)
Less: net income attributable to noncontrolling interest	0.3	-%	1.8	0.2%

Net loss attributable to Axiall	$(53.6)	(7.7%)	$(10.6)	(1.4%)

The following table sets forth certain financial data, by reportable segment, for each of the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In millions)	2016		2015
Sales:
Chlorovinyls	$556.1	79.5%	$648.4	82.6%
Building products	143.1	20.5%	136.2	17.4%

Net sales	$699.2	100.0%	$784.6	100.0%

Operating income (loss):
Chlorovinyls	$(9.6)		$43.7
Building products	4.1		(3.4)
Unallocated corporate	(29.7)		(18.2)

Total operating income (loss)	$(35.2)		$22.1

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Consolidated Results

Net sales. For the three months ended March 31, 2016, net sales totaled $699.2 million, a decrease of 11 percent compared to $784.6 million for the three months ended March 31, 2015. The decrease in net sales for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to: (i) a $92.3 million decrease in the net sales of our chlorovinyls segment due to lower polyvinyl chloride (“PVC”), VCM and chlorinated derivatives sales prices, and lower electrochemical unit (“ECU”) values, especially with respect to caustic soda pricing; partially offset by (ii) a $6.9 million increase in the net sales increase of our building products segment, driven primarily by a 9 percent increase in sales volumes, with sales volumes in the United States increasing by 16 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America starting in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Gross margin percentage. Total gross margin percentage decreased to 12 percent for the three months ended March 31, 2016 from 13 percent for the three months ended March 31, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $70.1 million for the three months ended March 31, 2016, a decrease of 8 percent from $76.0 million for the three months ended March 31, 2015. The decrease in selling, general and administrative expenses was primarily due to the decrease in compensation and benefit related costs and legal and other professional fees.

Restructuring and divestiture costs. Restructuring and divestiture costs consists of three components: (i) costs associated with restructuring activities; (ii) costs associated with divestiture activities; and (iii) long-lived asset impairment charges related to restructuring and divestiture activities. Restructuring and divestiture costs were $36.7 million and $0.7 million for the three month periods ended March 31, 2016 and 2015, respectively. The higher restructuring and divestiture costs during the three months ended March 31, 2016 pertained to: (i) $14.0 million in restructuring costs which primarily related to $11.1 million in severance costs related to our Company-wide cost savings initiatives; and (ii) $22.7 million in divestiture costs which included a $19.9 million non-cash loss on the sale of our Solucor business and our Concord, Ontario compounding operations. During the three months ended March 31, 2015, the Company incurred $0.7 million for restructuring and divestiture costs, primarily related to the impairment of long-lived assets and restructuring charges in our building products segment and corporate unallocated.

Integration-related costs and other, net. Integration-related costs and other, net, decreased $1.7 million to $3.4 million for the three months ended March 31, 2016 from $5.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, our costs included $2.8 million related to non-capitalizable costs associated with standardizing to a common enterprise resource planning (“ERP”) platform for our chemicals business and $0.6 million for the run-off of replacement share-based compensation awards from the PPG Industries (“PPG”) merger.

Fees associated with unsolicited offer and strategic alternatives. On January 29, 2016, Westlake Chemical Corporation (“Westlake”) announced a proposal to acquire Axiall, for $20.00 per share in cash and stock, or a total valuation of approximately $2.9 billion, including the assumption of debt and other liabilities. On March 29, 2016, Westlake submitted a revised proposal to acquire all of the outstanding shares of Axiall for an aggregate consideration per share of $14.00 per share in cash and 0.1967 of a share of Westlake common stock, which consideration represented an aggregate value of $23.12 per share based on the closing price of Westlake common stock on that date. During the three months ended March 31, 2016, we incurred $5.2 million in legal and professional fees related to Westlake’s unsolicited offer and exploration of strategic alternatives.

Operating income (loss). Operating loss was $35.2 million and operating income was $22.1 million for the three months ended March 31, 2016 and 2015, respectively. The operating loss during the three months ended March 31, 2016 when compared to operating income for the three months ended March 31, 2015 was primarily attributable to a $9.6 million operating loss, representing a $53.3 million decline in operating income, in our chlorovinyls segment which resulted from: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described above; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) 19.9 million in non-cash losses related to the sale of two non-core business units, Solucor and Axiall’s Concord, Ontario compounding operations; and (iv) $7.7 million in severance costs related to restructuring activities associated with our 2016 cost savings initiatives. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas and an increase in the operating income of our building products segment. For the three months ended March 31, 2016, building products operating income increased $7.5 million to $4.1 million from an operating loss of $3.4 million for the three months ended March 31, 2015. The increase in the operating income of our building products segment was primarily a result of higher sales volumes, cost savings initiatives and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar, and higher charges relating to restructuring activities.

Interest expense, net. Interest expense, net, was $17.0 million and $17.6 million for the three months ended March 31, 2016 and 2015, respectively.

Debt refinancing costs. During the three months ended March 31, 2015, the Company refinanced its existing term loan facility, increasing the principal balance to $250 million and incurred $3.2 million in fees related to the transaction. There were no similar activities during the three months ended March 31, 2016.

Foreign currency exchange loss. Foreign currency exchange loss was $0.9 million and $0.7 million, for the three months ended March 31, 2016 and 2015 respectively.

Provision for (benefit from) income taxes. The benefit from income taxes from continuing operations was $22.8 million for the three months ended March 31, 2016 and the provision for income taxes from continuing operations was $3.0 million for the three months ended March 31, 2015. The change in income tax to a benefit in 2016 from a provision in 2015 was primarily due to a loss from continuing operations before income taxes during the three months ended March 31, 2016 compared to income from continuing operations for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, the Company recorded a benefit from income taxes of $8.4 million and $0.8 million, respectively, pertaining to the discontinued operations of our window and door profiles reporting unit and our former aromatics segment.

Our continuing operations effective income tax rates for the three months ended March 31, 2016 and 2015 were 42.9 percent and 500.0 percent, respectively. The difference in the continuing operations effective tax rate as compared to the United States statutory federal income tax rate in 2016 was primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities. The difference in the continuing operations effective income tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to the relative mix of earnings by tax jurisdiction and losses generated within a tax jurisdiction for which an income tax benefit is not recognized, as well as the tax expense associated with the relative mix of earnings in the various tax jurisdictions in which we operate.

Net loss from discontinued operations. On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, to NAPC on March 31, 2016. As a result, the Company recorded a loss from the sale of assets totaling $25.2 million. There was no similar transaction during the three months ended March 31, 2015. Also, on September 30, 2015, the Company sold certain assets in our aromatics business to INEOS, pursuant to the terms of an asset purchase agreement, including our cumene plant located in Pasadena, Texas. Net loss from discontinued operations for the three months ended March 31, 2016 and 2015 was $23.0 million and $6.4 million, respectively, relating to the sale of both our window and door profiles business and our aromatics business.

Chlorovinyls Segment

Net sales. Net sales totaled $556.1 million for the three months ended March 31, 2016, a decrease of 14 percent from net sales of $648.4 million for the comparable three month period of 2015. The decrease in net sales was primarily due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; and (ii) lower ECU values, especially with respect to caustic soda pricing.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America starting in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Operating income (loss). Operating loss was $9.6 million during the three months ended March 31, 2016 and operating income was $43.7 million for the three months ended March 31, 2015. The $53.3 million decrease in operating income was due to: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described in the preceding paragraph; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) $19.9 million in non-cash losses related to the sale of two non-core business units, Solucor and Axiall’s Concord, Ontario compounding operations; and (iv) $7.7 million in severance costs related to restructuring activities in connection with our 2016 cost savings initiatives. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas. According to the April 2016 IHS report, average industry natural gas prices decreased 29 percent and average industry ethylene prices decreased 23 percent for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The Adjusted EBITDA decrease of $25.4 million to $71.3 million for the three months ended March 31, 2016 from $96.7 million for the three months ended March 31, 2015 was predominantly due to the factors discussed above in items (i) and (ii).

Building Products Segment

Net Sales. Net sales totaled $143.1 million for the three months ended March 31, 2016, increasing 5 percent from $136.2 million for the comparable three month period of 2015. The net sales increase was driven by a 9 percent increase in sales volumes, with sales volumes in the United States increasing by 16 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar. On a constant currency basis, net sales increased by 9 percent for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, our building products segment’s geographical sales to the United States and Canada were 68 percent and 32 percent, respectively, compared to 63 percent and 36 percent, respectively, for the three months ended March 31, 2015.

Operating Income (Loss). Operating income was $4.1 million for the three months ended March 31, 2016 and operating loss was $3.4 million for the three months ended March 31, 2015. The increase from an operating loss to an operating income was primarily a result of higher sales volumes, cost savings initiatives and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar, and higher charges relating to restructuring activities. Adjusted EBITDA was $11.5 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in Adjusted EBITDA was primarily a result of higher sales volumes and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

Reconciliation of Non-GAAP Financial Measures

In addition to its consolidated financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the “Financial Statements”), Axiall reports four non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

Adjusted Earnings or Loss Per Share is calculated using Adjusted Net Income or Loss rather than consolidated net income or loss attributable to Axiall calculated in accordance with GAAP.

Adjusted Net Income or Loss is defined as consolidated net income or loss attributable to Axiall excluding adjustments for tax-effected restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, joint ventures and other transactions, costs to attain synergies related to the integration of the former chlor-alkali and derivatives business of PPG (the “Merged Business”), legal and professional fees related to Westlake’s unsolicited offer to acquire the Company and our exploration of strategic alternatives, amortization of definite-lived intangible assets, impairment charges for goodwill, intangible assets, and other long-lived assets. For the three months ended March 31, 2016 and 2015, we have excluded amortization of definite-lived intangible assets from our calculation of Adjusted Net Income and intend to do so in future periods. We believe excluding this item from our calculation of Adjusted Net Income is helpful to investors because the amortization of our intangible assets is a non-cash charge that does not impact our liquidity or our operational performance.

Adjusted EBITDA is defined as Earnings or Loss Before Interest, Taxes, Depreciation and Amortization, restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the Merged Business, legal and professional fees related to Westlake’s unsolicited offer to acquire the Company and our exploration of strategic alternatives, impairment charges for goodwill, intangible assets, and other long-lived assets, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q

Axiall reports Adjusted Net Income or Loss and Adjusted Earnings or Loss Per Share because investors commonly use financial measures such as Adjusted Net Income or Loss and Adjusted Earnings or Loss Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions and have incurred expenses such as professional fees related to potential transactions, that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of consolidated net income or loss attributable to Axiall pursuant to GAAP, in order to approximate the amount of net income or loss that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall reports Adjusted Net Income or Loss and Adjusted Earnings or Loss Per Share because we believe these financial measures will be helpful to investors in approximating what our net income or loss would have been absent the impact of certain non-recurring, pre-tax charges and benefits. We have reported Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

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

Adjusted Earnings or Loss Per Share, Adjusted Net Income or Loss, Adjusted EBITDA and building products net sales on a constant currency basis, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income or loss, GAAP diluted earnings or loss per share or net sales, as a measure of performance or as an alternative to cash provided by or used in operating activities as a measure of liquidity. In addition, our calculation of these various non-GAAP measurements may be different from the calculations used by other companies and, therefore, comparability may be limited.

Reconciliations of our non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended March 31,
	2016	2015
Diluted loss per share attributable to Axiall	$(0.76)	$(0.15)
Earnings per share related to adjustments between net loss attributable to Axiall and Adjusted Net Income	0.93	0.25

Adjusted Earnings Per Share	$0.17	$0.10

Adjusted Net Income Reconciliation

	Three Months Ended March 31,
(In millions)	2016	2015
Net loss attributable to Axiall	$(53.6)	$(10.6)
Pre-tax charges:
Restructuring and divestiture costs	36.7	0.7
Integration-related costs and other, net(1)	3.4	5.7
Fees associated with unsolicited offer and strategic alternatives	5.2	-
Debt refinancing costs	-	3.2
Amortization of intangible assets	17.0	17.1
Loss from the sale of discontinued operations	25.1	-

Total pre-tax charges	87.4	26.7
Provision for income taxes related to these items	22.1	9.1

After-tax effect of above items	65.3	17.6

Adjusted Net Income	$11.7	$7.0

(1)	Includes $0.6 million of plant reliability improvement initiatives that were included in cost of sales on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015.

Adjusted EBITDA Reconciliations

Three Months Ended March 31, 2016

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$71.3	$11.5	$(13.8)	$69.0
Restructuring and divestiture costs	(27.7)	(2.6)	(6.4)	(36.7)
Integration-related costs and other, net	-	-	(3.4)	(3.4)
Fees associated with unsolicited offer and strategic alternatives	-	-	(5.2)	(5.2)
Interest expense, net	-	-	(17.0)	(17.0)
Depreciation and amortization	(53.2)	(5.5)	(2.9)	(61.6)
Benefit from income taxes	-	-	22.8	22.8
Other(1)	-	-	1.8	1.8

Net income (loss) from continuing operations(2)	$(9.6)	$3.4	$(24.1)	$(30.3)

(1) Includes $0.7 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(2) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and benefit from income taxes.

Three Months Ended March 31, 2015

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$96.7	$3.0	$(12.9)	$86.8
Restructuring and divestiture costs	-	(0.1)	(0.6)	(0.7)
Integration-related costs and other, net(1)	(1.3)	(0.7)	(3.7)	(5.7)
Interest expense, net	-	-	(17.6)	(17.6)
Depreciation and amortization	(52.6)	(5.6)	(2.7)	(60.9)
Debt refinancing costs	-	-	(3.2)	(3.2)
Provision for income taxes	-	-	(3.0)	(3.0)
Other(2)	-	-	1.9	1.9

Net income (loss) from continuing operations(3)	$42.8	$(3.4)	$(41.8)	$(2.4)

(1) Includes $0.6 million of plant reliability improvement initiatives that are included in cost of sales.

(2) Includes $0.8 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(3) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales Reconciliation

	Three Months Ended March 31,
(In millions)	2016	2015
Building products net sales	$143.1	$136.2
Impact of currency exchange rate	4.9	-

Building products constant currency sales	$148.0	$136.2

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, proceeds from the sale of assets, the issuance of debt, and the use of available revolving credit and other borrowing facilities. As of March 31, 2016, we had liquidity of $569.2 million, comprised of approximately $367.8 million of availability under our ABL Revolver and $201.4 million in cash and cash equivalents. The net change in cash and cash equivalents for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash used in operating activities	$(17.0)	$(18.8)

Net cash used in investing activities	(19.4)	(36.8)

Net cash provided by (used in) financing activities	$(26.0)	$29.0

Effect of exchange rate changes on cash and cash equivalents	5.8	(5.5)

Net change in cash and cash equivalents	$(56.6)	$(32.1)

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

As of March 31, 2016, net working capital was $553.7 million, a decrease of $20.2 million as compared to net working capital of $573.9 million as of March 31, 2015. The decrease in net working capital for the three months ended March 31, 2016 was primarily due to the reduction in current assets resulting from the sale of our window and door profiles business, as well as the sale of our Solucor business and our Concord, Ontario compounding operations, partially offset by a smaller decline in our current liabilities.

Operating working capital used in operations for the three month periods ended March 31, 2016 and 2015 was $55.1 million and $66.5 million, respectively, decreasing by $11.4 million. The decrease in operating working capital during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to: (i) a $29.7 million increase in inventories; (ii) an $18.1 million increase in accounts payable; (iii) a $12.3 million increase in accrued compensation and other accrued liabilities; partially offset by (iv) a $24.2 million decrease in prepaid expenses and other; (v) a $16.3 million decrease in accrued income taxes; and (vi) an $8.2 million decrease in accounts receivable.

Investing Activities. For the three months ended March 31, 2016, net cash used in investing activities decreased $17.4 million as compared to the three months ended March 31, 2015, primarily due to: (i) $27.5 million in cash flows provided from the sale of our window and door profiles business, reflected in cash provided by (used in) investing activities – discontinued operations on our unaudited condensed consolidated statements of cash flows; (ii) $11.1 million, in cash proceeds received primarily from the sale of our non-core Solucor business in Bradford, Ontario; offset in part by (iii) a $22.2 million increase in capital expenditures which included a $9.5 million increase in cash used to fund our investment in LACC in order to maintain our 10 percent equity interest.

Financing Activities. For the three months ended March 31, 2016, net cash used in financing activities was $26.0 million as compared to net cash provided by financing activities of $29.0 million during the three months ended March 31, 2015. For the three months ended March 31, 2016, net cash used in financing activities was primarily comprised of: (i) a $15.0 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business (our final such payment is due in fiscal year 2017); and (ii) $11.3 million in dividend payments to shareholders. During the three months ended March 31, 2015, our financing activities included entering into our New Term Loan Facility totaling $248.8 million, net, partially offset by: (i) $195.2 million in long-term debt repayments; (ii) $11.2 million in dividend payments to shareholders; (iii) a $10.0 million deferred acquisition payment to PPG; and (iv) $3.0 million fees related to financing activities.

As of March 31, 2016 and December 31, 2015, our long-term debt consisted of the following:

		March 31,	December 31,
(In millions)	Maturity Date	2016	2015
4.625 Notes (net of debt issuance costs totaling $9.2 million and $9.6 million at March 31, 2016 and December 31, 2015, respectively)	February 15, 2021	$678.8	$678.4
4.875 Notes (net of debt issuance costs totaling $5.6 million and $5.8 million at March 31, 2016 and December 31, 2015 , respectively)	May 15, 2023	444.4	444.2
New Term Loan Facility (net of deferred financing fees totaling $3.0 million and $3.1 million at March 31, 2016 and December 31, 2015, respectively)	February 27, 2022	243.9	244.4
ABL Revolver	December 17, 2019	-	-

Total debt		1,367.1	1,367.0
Less: current portion of long-term debt		(2.5)	(2.5)

Long-term debt, net		$1,364.6	$1,364.5

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

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of March 31, 2016, outstanding borrowings under the Company’s New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock.

ABL Revolver

The Company’s second amended and restated asset based revolving credit facility (the “ABL Revolver”), which the Company entered into on December 17, 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of our common stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment. On December 30, 2015, we amended our ABL Credit Agreement to, among other things, provide additional flexibility to pay dividends and consummate stock repurchases, modify the definition of consolidated EBITDA to include certain additional add backs and reductions to net income in determining consolidated EBITDA (as defined in the ABL Revolver), revise the definition of consolidated capital expenditures to exclude capital expenditures made in connection with the proposed ethane cracker (ethylene manufacturing plant) located in Lake Charles, Louisiana (the “Plant”), and provide for a reduction in the amount of its basket for investments in such a plant by the amount of such capital expenditures that are excluded from the definition of consolidated capital expenditures.

As of March 31, 2016 and December 31, 2015, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at March 31, 2016 was approximately $367.8 million, net of outstanding letters of credit totaling $72.9 million. As of March 31, 2016, depending on the duration of the loan, the applicable rate for future borrowings would have been between 2.11 percent to 4.00 percent based on LIBOR or the Prime Rate.

As of March 31, 2016, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of March 31, 2016 and December 31, 2015, we had a lease financing obligation of $46.9 million and $44.0 million, respectively. The lease financing obligation is a result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for an original term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required.

In connection with the sale of our window and door profiles business, on March 31, 2016, we assigned the lease associated with one of the four properties that were recorded as part of such sale-leaseback transaction on our unaudited condensed consolidated balance sheets and extended the lease term for one of the remaining properties until March 31, 2019. In 2014, we had previously assigned the lease associated with another of the four properties that were recorded as part of such sale-leaseback transaction. Consequently, we are no longer the primary obligor under these two leases and we derecognized $25.6 million from property plant and equipment, net and decreased our lease financing obligation by $37.5 million on our unaudited condensed consolidated balance sheets as of March 31, 2016. The deferred gain of $11.9 million associated with these two assigned leased properties was recognized and offset against the loss on sale of our window and door profiles business in discontinued operations during the three months ended March 31, 2016, all of which was a non-cash transaction.

The sale of our window and door profiles business was classified as discontinued operations and, therefore, all prior period amounts pertaining to these two properties were reclassified. The change from the December 31, 2015 balance, excluding the reclassification of the two properties, is due to the change in the Canadian dollar exchange rate as of March 31, 2016. We are not obligated to repay the lease financing obligation amount of $46.9 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of March 31, 2016 are $2.6 million in 2016, $2.5 million in 2017, $2.2 million in 2018 and $0.6 million in 2019, the final year of the lease agreements.

Dividends

On March 8, 2016, the Company’s Board of Directors declared a cash dividend of $0.16 per common share, which was paid on April 8, 2016 to shareholders of record as of March 25, 2016. Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of March 31, 2016, we have no significant required payments of principal on our debt until February 2021. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, to pay dividends, or to reduce our debt.

Outlook

Compared sequentially to the first quarter, the Company expects the following factors to impact its second-quarter 2016 results:

●	In the chlorovinyls segment, the Company expects decreased caustic soda and vinyl resin sales volumes primarily due to scheduled turnarounds in the second quarter of 2016 as compared to the first quarter of 2016. Vinyl resin and caustic soda prices, particularly export caustic soda and vinyl resin prices, have increased thus far in the second quarter. At the same time, ethylene costs have risen. The impact of these factors on second-quarter 2016 results will depend on the timing and magnitude of vinyl resin and caustic soda price changes and ethylene costs. In the chlorovinyls segment, the Company expects the net impact of these factors to result in lower Adjusted EBITDA in the second quarter compared to the first quarter. The Company does not expect any material changes in the components of its ethylene supply portfolio during the second quarter.

●	For the building products segment, the Company expects second-quarter 2016 sales volume and Adjusted EBITDA to follow normal seasonal patterns and increase materially compared to results for the first quarter of 2016.

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

●	changes, seasonality and/or cyclicality in the industries in which our products are sold and changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

●	the costs and operating restrictions associated with compliance with current and future environmental, health and safety laws and regulations;

●	the availability and pricing of energy and raw materials;

●	risks, hazards and potential liabilities associated with manufacturing and transporting chemicals and building products, including, among others, explosions and fires, mechanical failures, unscheduled downtime and related litigation;

●	legislative and regulatory developments;

●	changes in the general economy, including the impacts of the current, and any potential future, economic uncertainties in the housing and construction markets;

●	our level of indebtedness and debt service obligations and ability to continue to comply with the covenants in the credit agreement governing the ABL Revolver, the agreement governing the New Term Loan Facility and the indentures governing the 4.875 Notes and the 4.625 Notes;

●	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

●	risks, costs and liabilities associated with pension and OPEB plans;

●	competition within our industry;

●	complications resulting from our multiple ERP systems and the implementation of our new ERP systems;

●	strikes and work stoppages relating to the workforce under collective bargaining agreements;

●	any impairment of goodwill, indefinite-lived intangible assets or other intangible assets;

●	the failure to realize the benefits of, and/or disruptions resulting from, any asset dispositions, asset acquisitions, joint ventures, business combinations or other transactions;

●	shared control of our joint ventures and similar arrangements with unaffiliated third parties, including the ability of such joint venture partners and other counterparties to fulfill their obligations;

●	costs resulting from complications or delays relating to the Plant;

●	fluctuations in foreign currency exchange and interest rates;

●	the failure to adequately protect our data and technology systems;

●	uncertainties regarding future actions that may be taken by Westlake in furtherance of its unsolicited proposal to acquire the Company or Westlake’s nomination of director candidates for election at the Company’s 2016 annual meeting of stockholders;

●	potential operational disruption caused by Westlake’s future actions that may make it more difficult to maintain relationships with customers, employees or suppliers; and

●	our ability to successfully implement and administer our cost-saving initiatives (including our restructuring programs) and produce the desired results (including projected savings).

In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur. Other unknown or unpredictable factors could also have a material adverse effect on our actual future results, performance or achievements. For a further discussion of these and other risks and uncertainties applicable to us and our business, see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and in our subsequent periodic filings with the SEC. As a result of the foregoing, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations, except as required by law.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2016, we had no material changes to our critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2015 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

We are involved in a number of contingencies incidental to the normal conduct of our business, including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies, including lawsuits, claims and environmental contingencies, will not have a material adverse effect on our unaudited condensed consolidated financial statements; however, specific outcomes with respect to such contingencies may be material to the unaudited condensed consolidated financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities’ air permits, based largely on self-reported permit deviations related to record-keeping violations. The Company has been negotiating a possible settlement of these matters with LDEQ. Based upon a communication from LDEQ in September 2014, the Company now believes this matter may require the payment of a monetary sanction in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its unaudited condensed consolidated financial statements for any period.

On December 20, 2013, a fire occurred at our PHH Monomers, LLC, (“PHH”) VCM manufacturing plant in Lake Charles, Louisiana. As of December 31, 2015, approximately 2,607 individuals have lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the parties’ respective litigation strategies; (iii) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (iv) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (v) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vi) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

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

In May and September 2013, the EPA conducted inspections at our Plaquemine facility pursuant to requirements of the federal Clean Air Act Section 112 (r) Risk Management Program and Title V. As a result of the inspections, the EPA identified areas of concern and the Company has subsequently engaged in negotiations, which are anticipated to result in penalties in excess of $100,000. These negotiations are expected to conclude in 2016.

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I, Item 1A, “Risk Factors” in our 2015 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended March 31, 2016:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
January 1 - January 31, 2016	160	$15.40
February 1 - February 29, 2016	1,494	$19.25
March 1 - March 31, 2016	570	$20.53

Total	2,224

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock awards.

Item 6. EXHIBITS.

10.1*

Form of TSR-Based Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016, and incorporated herein by reference).

10.2*	Form of Adjusted EBITDA-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016, and incorporated herein by reference).

10.3*	Form of Time-Based Restricted Stock Unit (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016, and incorporated herein by reference).

10.4*	Axiall Corporation Amended and Restated Executive and Key Employee Change of Control Severance Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016, and incorporated herein by reference).

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)

Date: May 6, 2016	/s/ TIMOTHY MANN, JR.
Timothy Mann, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)