Form 10-Q
period 2016-06-30
AXIALL CORP/DE/
filed 2016-08-09
CIK 805264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2016
Common Stock, $0.01 par value	70,734,027

AXIALL CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except share data)	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$128.4	$258.0
Receivables, net of allowance for doubtful accounts of $10.5 million at June 30, 2016 and $5.9 million at December 31, 2015	455.0	355.3
Inventories	276.0	280.9
Prepaid expenses and other	100.5	58.9
Current assets of discontinued operations	0.8	36.9

Total current assets	960.7	990.0
Property, plant and equipment, net	1,558.8	1,556.5
Goodwill	856.4	852.1
Customer relationships, net	923.2	950.3
Other intangible assets, net	60.8	63.4
Non-current assets of discontinued operations	-	62.0
Other assets, net	81.7	65.1

Total assets	$4,441.6	$4,539.4

Liabilities and Equity:
Current portion of long-term debt	$2.5	$2.5
Accounts payable	256.3	244.8
Interest payable	15.2	15.4
Income taxes payable	2.4	2.2
Accrued compensation	60.2	41.0
Other accrued liabilities	135.9	94.7
Current liabilities of discontinued operations	6.8	15.5

Total current liabilities	479.3	416.1
Long-term debt, excluding the current portion of long-term debt	1,364.8	1,364.5
Lease financing obligation	46.8	44.0
Deferred income taxes	661.1	683.0
Pension and other post-retirement benefits	189.7	202.8
Non-current liabilities of discontinued operations	-	35.6
Other non-current liabilities	132.3	140.3

Total liabilities	2,874.0	2,886.3

Commitments and contingencies

Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding: 70,733,747 at June 30, 2016 and 70,581,543 at December 31, 2015	0.7	0.7
Additional paid-in capital	2,290.1	2,287.5
Retained deficit	(697.2)	(591.9)
Accumulated other comprehensive loss, net of tax	(96.5)	(118.0)

Total Axiall stockholders’ equity	1,497.1	1,578.3
Noncontrolling interest	70.5	74.8

Total equity	1,567.6	1,653.1

Total liabilities and equity	$4,441.6	$4,539.4

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net sales	$776.1	$869.2	$1,475.3	$1,653.8
Operating costs and expenses:
Cost of sales	705.5	745.7	1,324.5	1,426.4
Selling, general and administrative expenses	69.8	75.8	139.9	151.8
Restructuring and divestiture costs	4.5	0.4	41.2	1.1
Integration-related costs and other, net	2.1	4.2	5.5	9.3
Legal and settlement claims, net	23.4	-	23.4	-
Fees associated with unsolicited offer and strategic alternatives	8.4	-	13.6	-

Total operating costs and expenses	813.7	826.1	1,548.1	1,588.6

Operating income (loss)	(37.6)	43.1	(72.8)	65.2
Interest expense, net	(18.0)	(18.3)	(35.0)	(35.9)
Debt refinancing costs	-	-	-	(3.2)
Foreign currency exchange loss	(0.1)	(0.1)	(1.0)	(0.8)

Income (loss) from continuing operations before income taxes	(55.7)	24.7	(108.8)	25.3
Provision for (benefit from) income taxes	(28.4)	1.9	(51.2)	4.9

Net income (loss) from continuing operations	(27.3)	22.8	(57.6)	20.4
Discontinued operations:
Loss from discontinued operations	(1.7)	(1.7)	(33.1)	(8.9)
Less: Benefit from income taxes of discontinued operations	(1.7)	(0.8)	(10.1)	(1.6)

Net loss from discontinued operations	-	(0.9)	(23.0)	(7.3)

Consolidated net income (loss)	(27.3)	21.9	(80.6)	13.1
Less: net income attributable to noncontrolling interest	0.5	1.3	0.8	3.1

Net income (loss) attributable to Axiall	$(27.8)	$20.6	$(81.4)	$10.0

Basic earnings (loss) per share attributable to Axiall:
Basic earnings (loss) per share from continuing operations	$(0.39)	$0.30	$(0.83)	$0.25
Basic loss per share from discontinued operations	-	(0.01)	(0.32)	(0.11)

Basic earnings (loss) per share attributable to Axiall	$(0.39)	$0.29	$(1.15)	$0.14

Diluted earnings (loss) per share attributable to Axiall:
Diluted earnings (loss) per share from continuing operations	$(0.39)	$0.30	$(0.83)	$0.25
Diluted loss per share from discontinued operations	-	(0.01)	(0.32)	(0.11)

Diluted earnings (loss) per share attributable to Axiall	$(0.39)	$0.29	$(1.15)	$0.14

Weighted average common shares outstanding:
Basic	70.6	70.4	70.6	70.3
Diluted	70.6	70.9	70.6	70.9

Dividends per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Consolidated net income (loss)	$(27.3)	$21.9	$(80.6)	$13.1
Less: net income attributable to noncontrolling interest	0.5	1.3	0.8	3.1

Net income (loss) attributable to Axiall	(27.8)	20.6	(81.4)	10.0

Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	11.5	28.8	(23.5)
Derivative cash flow hedges	1.6	2.0	1.5	11.1
Pension and OPEB plan liability adjustments	(2.3)	(1.6)	(4.5)	(2.8)

Other comprehensive income (loss), before income taxes	(0.6)	11.9	25.8	(15.2)
Provision for (benefit from) income taxes related to other comprehensive income (loss) items	(0.3)	1.8	2.3	1.2

Other comprehensive income (loss), net of tax	(0.3)	10.1	23.5	(16.4)
Other comprehensive income attributable to noncontrolling interest, net of tax	0.1	1.7	2.0	3.0

Other comprehensive income (loss) attributable to Axiall, net of tax	(0.4)	8.4	21.5	(19.4)

Comprehensive income (loss), net of income taxes	(27.6)	32.0	(57.1)	(3.3)
Less: comprehensive income attributable to noncontrolling interest	0.6	3.0	2.8	6.1

Comprehensive income (loss) attributable to Axiall	$(28.2)	$29.0	$(59.9)	$(9.4)

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$(80.6)	$13.1
Less: net loss from discontinued operations	(23.0)	(7.3)

Net income (loss) from continuing operations	(57.6)	20.4

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	87.1	84.2
Amortization	36.4	36.7
Deferred income taxes	(25.3)	(30.0)
Loss (gain) on sales of businesses	19.9	(0.1)
Other non-cash items	(3.8)	6.5
Change in operating assets and liabilities, net of dispositions	(68.1)	(72.6)

Cash provided by (used in) operating activities - continuing operations	(11.4)	45.1
Cash provided by (used in) operating activities - discontinued operations	5.2	(8.9)

Net cash provided by (used in) operating activities	(6.2)	36.2

Cash flows from investing activities:
Capital expenditures	(119.6)	(73.9)
Proceeds from sales of business assets and other	11.5	6.3

Cash used in investing activities - continuing operations	(108.1)	(67.6)
Cash provided by (used in) investing activities - discontinued operations	26.8	(0.9)

Net cash used in investing activities	(81.3)	(68.5)

Cash flows from financing activities:
Issuance of long-term debt	-	248.8
Long-term debt payments	(1.7)	(196.1)
Fees paid related to financing activities	-	(3.5)
Deferred acquisition payments	(15.0)	(10.0)
Dividends paid	(22.8)	(23.1)
Distribution to noncontrolling interest	(7.1)	(8.4)
Share-based compensation plan activity	(0.9)	(6.2)

Net cash provided by (used in) financing activities	(47.5)	1.5

Effect of exchange rate changes on cash and cash equivalents	5.4	(4.6)

Net change in cash and cash equivalents	(129.6)	(35.4)
Cash and cash equivalents at beginning of period	258.0	166.8

Cash and cash equivalents at end of period	$128.4	$131.4

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

1.    NEW DEVELOPMENTS AND BASIS OF PRESENTATION

Pending Merger

On June 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Westlake Chemical Corporation (“Westlake”) and Lagoon Merger Sub, Inc., a newly formed wholly owned subsidiary of Westlake (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Westlake in a transaction in which each share of the Company’s common stock (“Company Common Stock”), issued and outstanding immediately prior to the time the Merger becomes effective, other than certain excluded shares as further described in the Merger Agreement, will be converted automatically into the right to receive $33.00 in cash, without interest (the “Merger Consideration”). The Merger is expected to be completed by the fourth quarter of 2016.

Each of the Company’s and Westlake’s obligation to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of the Company Common Stock, (ii) the receipt of required regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of required approval under the Canadian Competition Act, (iii) the absence of an order, judgment, injunction or law prohibiting the consummation of the Merger, (iv) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement), and (v) the other party’s compliance with or performance of its covenants and agreements contained in the Merger Agreement in all material respects. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for each party. In addition, the Merger Agreement, in certain circumstances, provides for the payment of a termination fee by the Company to Westlake in the amount of $77.7 million.

In connection with the unsolicited offer and subsequent Merger Agreement, we incurred $8.4 million and $13.6 million of expenses during the three and six months ended June 30, 2016, respectively, including legal, financial advisor and accounting fees that are reflected in fees associated with unsolicited offer and strategic alternatives in our unaudited condensed consolidated statements of operations.

On August 1, 2016, we filed a definitive proxy statement with the SEC in order to notify the Company’s shareholders of a special meeting to be held on August 30, 2016 to vote on the Merger and to seek proxies from the Company’s shareholders in connection with such vote. Axiall and Westlake have received all regulatory approvals required for the Merger, including approvals required by U.S. and Canadian competition laws.

The Company has terminated its previously announced sale process for its Building Products business.

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

Our financial condition as of, and our operating results for, the three and six month periods ended June 30, 2016 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2016 or any other interim period.

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

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, and statements of operations and statements of cash flows for the three and six months ended June 30, 2016 and 2015, and the related notes to the unaudited condensed consolidated financial statements, have been adjusted to reflect the presentation of the results of operations and cash flows of the former aromatics and window and door profiles businesses as discontinued operations. These adjustments relating to the discontinued operations of our aromatics and window and door profiles businesses did not impact the Company’s consolidated net income (loss) attributable to Axiall. Refer to Note 3 for additional information relating to these sales.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications are of a normal recurring nature and did not impact the Company’s operating income (loss) or consolidated net income (loss).

There have been no material changes in the significant accounting policies followed by us during the three and six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements included in the 2015 Annual Report, which have not been revised to reflect the discontinued operations of our window and door profiles business. Unless the context otherwise requires, references to “Axiall,” the “Company,” “we,” “our” or “us,” means Axiall Corporation and its consolidated subsidiaries.

2.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three and six month periods ended June 30, 2016 and 2015. Diluted earnings (loss) per share from continuing operations attributable to Axiall is based on the weighted-average number of common shares outstanding during the three and six month periods ended June 30, 2016 and 2015, adjusted for the dilutive effect of employee share-based compensation and other share-based compensation awards.

Due to the net loss from continuing operations in the three and six month periods ended June 30, 2016, common stock equivalents of 0.4 million shares and 0.3 million shares, respectively, were excluded from the computation of diluted loss per share in both periods due to their anti-dilutive effect. Certain of our restricted stock units participate in dividend distributions; however, the distributions for these restricted stock units do not have a material impact on our earnings (loss) per share calculation.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted earnings (loss) per share from continuing operations attributable to Axiall and discontinued operations for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$(27.3)	$22.8	$(57.6)	$20.4
Less: net income attributable to noncontrolling interest	0.5	1.3	0.8	3.1

Income (loss) from continuing operations attributable to Axiall	(27.8)	21.5	(58.4)	17.3
Net loss from discontinued operations	-	(0.9)	(23.0)	(7.3)

Consolidated net income (loss) attributable to Axiall	$(27.8)	$20.6	$(81.4)	$10.0

Denominator
Weighted average common shares outstanding, basic	70.6	70.4	70.6	70.3
Dilutive impact of stock options and other share-based awards	-	0.5	-	0.6

Weighted average common shares outstanding, diluted	70.6	70.9	70.6	70.9

Basic earnings (loss) per share attributable to Axiall:
Basic earnings (loss) per share from continuing operations	$(0.39)	$0.30	$(0.83)	$0.25
Basic loss per share from discontinued operations	-	(0.01)	(0.32)	(0.11)

Basic earnings (loss) per share attributable to Axiall	$(0.39)	$0.29	$(1.15)	$0.14

Diluted earnings (loss) per share attributable to Axiall:
Diluted earnings (loss) per share from continuing operations	$(0.39)	$0.30	$(0.83)	$0.25
Diluted loss per share from discontinued operations	-	(0.01)	(0.32)	(0.11)

Diluted earnings (loss) per share attributable to Axiall	$(0.39)	$0.29	$(1.15)	$0.14

3.    DISCONTINUED OPERATIONS

Sale of Building Products Window and Door Profiles Business

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Axiall Corporation, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, and its Concord, Ontario compounding operations to NAPC for net proceeds of approximately $29.2 million, subject to certain working capital and other adjustments and future performance-based payments. The sale was consummated on March 31, 2016. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former window and door profiles business as discontinued operations when the sale was consummated and recognized a loss on sale of $25.2 million reflected in loss from discontinued operations in the unaudited condensed consolidated statements of operations. The Company concluded that the sale of its Concord, Ontario compounding operations did not meet the criteria for classification as discontinued operations. In connection with the sale of the Concord, Ontario compounding operations, the Company recognized a loss on the sale of assets of $4.0 million that is reflected in restructuring and divestiture costs in its unaudited condensed consolidated statements of operations. The net cash proceeds of approximately $27.5 million received from the sale of our window and door profiles business is included in cash flows from investing activities – discontinued operations in the unaudited condensed consolidated statements of cash flows. The Company has terminated its previously announced sale process for the remainder of the Building Products businesses.

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

The following represents major classes of assets and liabilities related to the discontinued operations included in our unaudited condensed consolidated balance sheets as of the following dates:

(In millions)	June 30, 2016	December 31, 2015
Receivables, net	$-	$17.6
Inventories	0.8	18.5
Prepaid expenses and other	-	0.8
Property, plant and equipment, net	-	61.1
Other assets, net	-	0.9

Total assets	$0.8	$98.9

Accounts payable	$5.7	$3.2
Accrued compensation	-	2.0
Other accrued liabilities	1.1	10.3
Lease financing obligation	-	35.6

Total liabilities	$6.8	$51.1

Net assets (liabilities)	$(6.0)	$47.8

Operating results of the discontinued operations for the three and six month periods ended June 30, 2016 and 2015 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net sales	$1.3	$189.3	$33.6	$352.3
Operating costs and expenses:
Cost of sales	2.6	184.2	35.7	348.3
Selling, general and administrative expenses	0.4	5.4	4.5	10.7
Restructuring and divestiture costs	-	-	-	0.3

Total operating costs and expenses	3.0	189.6	40.2	359.3

Operating loss from discontinued operations	(1.7)	(0.3)	(6.6)	(7.0)
Interest expense, net	-	(1.2)	(1.1)	(2.3)
Foreign currency exchange gain (loss)	-	(0.2)	(0.3)	0.4
Net loss from the sale of business	-	-	(25.1)	-

Loss from discontinued operations	(1.7)	(1.7)	(33.1)	(8.9)
Benefit from income taxes of discontinued operations	(1.7)	(0.8)	(10.1)	(1.6)

Net loss from discontinued operations	$-	$(0.9)	$(23.0)	$(7.3)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations for the three and six month periods ended June 30, 2016 and 2015 are included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Depreciation and amortization	$-	$2.9	$2.1	$5.7
Capital expenditures	-	1.9	1.0	3.6

4.    RESTRUCTURING AND DIVESTITURE COSTS

During the three and six month periods ended June 30, 2016, the Company had restructuring and divestiture costs pertaining to: (i) the sale of certain assets of its compound additives business, known as Solucor, and its manufacturing facility located in Concord, Ontario, in its chlorovinyls segment; (ii) the reorganization of its building products segment, including the sale of our window and door profiles reporting unit; (iii) the sale of its aromatics business; and (iv) workforce and other expense reductions to drive cost savings throughout the Company.

Chlorovinyls

During the three and six month periods ended June 30, 2016, our chlorovinyls segment incurred restructuring costs of $0.3 million and $10.4 million, respectively, primarily relating to severance and related payments in conjunction with our February 2016 workforce reduction activities and cost savings initiatives, and divestiture costs of $0.9 million and $20.8 million, respectively, primarily relating to the sales of its Solucor business and its Concord, Ontario manufacturing operations. During both the three and six month periods ended June 30, 2015, the Company recorded $0.4 million related to the sale of its specialty phosgene derivatives business.

On February 24, 2016, the Company entered into an asset purchase agreement among RGI and Axiall Corporation, as sellers, and Galata Chemicals (Canada) Inc., as Purchaser, for the sale of certain assets of its compound additives business, known as Solucor, and its manufacturing facility located in Bradford, Ontario, for a price of approximately $9.2 million, subject to adjustment based upon the amount of inventory of the Solucor business on the closing date of the transaction, which was February 29, 2016. The Company recognized a loss on the sale of $15.5 million that is recorded in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2016. Also, in conjunction with the sale of our window and door profiles business in our building products segment, the sale of our Concord, Ontario compounding operations resulted in a loss on sale of $4.0 million that is recorded in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2016.

Building Products

During the three and six months ended June 30, 2016, our building products segment incurred restructuring costs of $0.6 million and $2.7 million, respectively, primarily relating to severance payments in conjunction with our workforce reduction activities and cost savings initiatives, and divestiture costs of $0.7 million and $1.1 million, respectively, primarily related to the strategic review of our building products segment, which we terminated subsequent to the announced Merger between Axiall and Westlake. During the three and six month periods ended June 30, 2015, our building products segment did not incur material restructuring and divestiture charges. During the six months ended June 30, 2015 our building products segment incurred $0.3 million of long-lived asset impairment charges pertaining to its window and door profiles reporting unit.

Corporate

Restructuring charges primarily related to severance payments in conjunction with our workforce reduction activities and cost savings initiatives. Restructuring costs in corporate, unallocated totaled $0.8 million and $2.6 million for the three and six month periods ended June 30, 2016, respectively. There were no similar costs during the three and six month periods ended June 30, 2015. Also, as of June 30, 2016, we made cash payments of $3.2 million related to the separation of executives under the terms of the Company’s severance plans and policies. As of June 30, 2016, we had remaining payments of $0.9 million that are expected to conclude by November 2016.

Divestiture charges primarily related to costs associated with the strategic review of our building products segment as announced in the third quarter of 2015 and the sale of certain non-core business operations. The Company has terminated its strategic review of the building products segment subsequent to the announced execution of the Merger Agreement between Axiall and Westlake. Divestiture costs in corporate, unallocated were $1.2 million and $3.6 million during the three and six month periods ended June 30, 2016. There were no similar costs during the three and six months ended June 30, 2015.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2016-09 – Compensation—Stock Compensation (Topic 718). The amendments in this Update are designed to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statements of cash flows. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is currently evaluating this Update and does not anticipate a material impact on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 – Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments of this Update require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Management is currently evaluating this Update and does not anticipate a material impact on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 – Derivatives and Hedging (Topic 815). The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting requirements continue to be met. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have adopted the amendments of this Update and there was no impact on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee and, therefore, recognition of those leased assets and leased liabilities represents an improvement over previous GAAP, which did not require leased assets and leased liabilities to be recognized for most leases. The amendments in this Update are effective for annual periods, including interim periods, beginning after December 15, 2018, and early adoption is permitted. We are evaluating the amendments in this Update and have not yet determined the impact on our unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The Update outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. The Update also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date. This Update provides for a one year deferral of the effective date of ASU 2014-09. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity. Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance. The Update also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have not yet determined the impact of adopting the standard on our unaudited condensed consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

In 2016, FASB issued additional ASUs containing implementation guidance relating to ASU 2014-09, including: ASU 2016-08 – Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10 – Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the identifying the licensing implementation guidance; and ASU 2016-12 – Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues. The effective date for these ASUs is the same as the effective date for ASU 2014-09.

6.    INVENTORIES

As of June 30, 2016 and December 31, 2015, the major classes of inventories were as follows:

(In millions)	June 30, 2016	December 31, 2015

Raw materials	$69.4	$84.2

Work-in-process	0.9	1.6

Finished goods	205.7	195.1

Inventories	$276.0	$280.9

7.    PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Chemical manufacturing plants	$1,317.0	$1,308.8
Machinery and equipment	1,117.8	1,080.4
Buildings	138.9	134.7
Land and land improvements	154.2	156.6
Construction-in-progress	104.7	112.5

Property, plant and equipment, at cost	2,832.6	2,793.0
Less: accumulated depreciation	1,273.8	1,236.5

Property, plant and equipment, net	$1,558.8	$1,556.5

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

As of June 30, 2016, our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its siding reporting unit.

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

Goodwill. During the six months ended June 30, 2016, we wrote-off $3.3 million of goodwill pertaining to the sale of our Solucor business and our Concord, Ontario compounding operations in our chlorovinyls segment, which was recognized as a component of the loss on sales of assets in the restructuring and divestiture costs in our unaudited condensed consolidated statements of operations during the six months ended June 30, 2016. The following table provides the detail of the changes made to goodwill during the six months ended June 30, 2016.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2015	$1,766.0	$160.2	$1,926.2
Accumulated impairment losses	(923.7)	(150.4)	(1,074.1)

Net goodwill at December 31, 2015	$842.3	$9.8	$852.1

Gross goodwill at December 31, 2015	$1,766.0	$160.2	$1,926.2
Goodwill write-downs from sales of assets	(3.3)	-	(3.3)
Cumulative foreign currency translation adjustments	7.6	-	7.6

Gross goodwill at June 30, 2016	1,770.3	160.2	1,930.5
Accumulated impairment losses	(923.7)	(150.4)	(1,074.1)

Net goodwill at June 30, 2016	$846.6	$9.8	$856.4

Indefinite-lived intangible assets. As of June 30, 2016 and December 31, 2015, our indefinite-lived intangible assets consisted of certain trade names with a carrying value of $5.6 million and $5.9 million, respectively, net of cumulative foreign currency translation adjustments. In connection with the sale of our Solucor business and our Concord, Ontario compounding operations in our chlorovinyls segment, during the six months ended June 30, 2016, we wrote-off $0.3 million of indefinite-lived intangible assets.

Definite-lived intangible assets. As of June 30, 2016 and December 31, 2015, we had definite-lived intangible assets related to: (i) customer relationships, supply contracts, technology and trade names in our chlorovinyls segment; and (ii) customer relationships and technology in our building products segment. During the six months ended June 30, 2016, we wrote-off $4.8 million of definite-lived intangible assets and the associated accumulated amortization pertaining to the sale of our window and door profiles business in our building products segment. All prior period amounts have been reclassified to reflect the sale as a discontinued operations in our unaudited condensed consolidated balance sheets. The following table provides the definite-lived intangible assets, by reportable segment, as of June 30, 2016 and December 31, 2015.

	Chlorovinyls		Building Products		Total
(In millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Gross carrying amounts:
Customer relationships	$1,142.3	$1,142.3	$27.4	$27.4	$1,169.7	$1,169.7
Supply contracts	42.6	42.6	-	-	42.6	42.6
Technology	14.9	14.9	17.4	17.4	32.3	32.3
Trade names	6.0	6.0	-	-	6.0	6.0

Total	1,205.8	1,205.8	44.8	44.8	1,250.6	1,250.6
Accumulated impairment charges:
Customer relationships	(2.9)	(2.9)	-	-	(2.9)	(2.9)

Total	(2.9)	(2.9)	-	-	(2.9)	(2.9)
Accumulated amortization:
Customer relationships	(213.8)	(182.9)	(9.7)	(8.9)	(223.5)	(191.8)
Supply contracts	(7.3)	(6.3)	-	-	(7.3)	(6.3)
Technology	(2.3)	(2.0)	(14.9)	(14.1)	(17.2)	(16.1)
Trade names	(1.2)	(1.0)	-	-	(1.2)	(1.0)

Total	(224.6)	(192.2)	(24.6)	(23.0)	(249.2)	(215.2)
Foreign currency translation adjustment:
Customer relationships	(20.1)	(24.6)	-	(0.1)	(20.1)	(24.7)

Total	(20.1)	(24.6)	-	(0.1)	(20.1)	(24.7)
Net carrying amounts:
Customer relationships	905.5	931.9	17.7	18.4	923.2	950.3
Supply contracts	35.3	36.3	-	-	35.3	36.3
Technology	12.6	12.9	2.5	3.3	15.1	16.2
Trade names	4.8	5.0	-	-	4.8	5.0

Total	$958.2	$986.1	$20.2	$21.7	$978.4	$1,007.8

The weighted average estimated useful lives remaining for definite-lived customer relationships, supply contracts, technology and trade names are approximately 15 years, 17 years, 16 years and 14 years, respectively, as of June 30, 2016. Amortization expense for the definite-lived intangible assets was $17.1 million and $17.2 million for the three months ended June 30, 2016 and 2015, respectively, and $34.1 million and $34.3 million for the six months ended June 30, 2016 and 2015, respectively. The estimated annual amortization expense for definite-lived intangible assets for the next five fiscal years is approximately $68.0 million per year.

9.    OTHER ASSETS, NET

As of June 30, 2016 and December 31, 2015, other assets, net of accumulated amortization, consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Deferred financing costs, net	$6.0	$7.1
Deferred income taxes	17.8	17.8
Advances to and investments in joint ventures, net	53.5	33.4
Other	4.4	6.8

Total other assets, net	$81.7	$65.1

10. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of June 30, 2016 and December 31, 2015, our long-term debt consisted of the following:

(In millions)	Maturity Date	June 30, 2016	December 31, 2015
4.625 Notes (net of debt issuance costs totaling $8.8 million and $9.6 million at June 30, 2016 and December 31, 2015, respectively)	February 15, 2021	$679.2	$678.4
4.875 Notes (net of debt issuance costs totaling $5.4 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively)	May 15, 2023	444.6	444.2
New Term Loan Facility (net of deferred financing fees totaling $2.8 million and $3.1 million at June 30, 2016 and December 31, 2015, respectively)	February 27, 2022	243.5	244.4
ABL Revolver	December 17, 2019	-	-

Total debt		1,367.3	1,367.0
Less: current portion of long-term debt		(2.5)	(2.5)

Long-term debt, net		$1,364.8	$1,364.5

4.625 Notes

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

4.875 Notes

On February 1, 2013, the Company issued $450.0 million in aggregate principal amount of 4.875 percent senior unsecured notes due 2023 (the “4.875 Notes”). Interest payments on the 4.875 Notes commenced on May 15, 2013 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of June 30, 2016, outstanding borrowings under the New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company Common Stock.

ABL Revolver

The Company’s second amended and restated asset based revolving credit facility (the “ABL Revolver”), which the Company entered into on December 17, 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company Common Stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of Company Common Stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments and repurchases of Company Common Stock may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed restricted payment. On December 30, 2015, we amended our ABL Credit Agreement to, among other things, provide additional flexibility to pay dividends and consummate stock repurchases, modify the definition of consolidated EBITDA to include certain additional add backs and reductions to net income in determining consolidated EBITDA (as defined in the ABL Revolver), revise the definition of consolidated capital expenditures to exclude capital expenditures made in connection with the proposed ethane cracker (ethylene manufacturing plant) located in Lake Charles, Louisiana (the “Plant”), and provide for a reduction in the amount of its basket for investments in such a plant by the amount of such capital expenditures that are excluded from the definition of consolidated capital expenditures.

As of June 30, 2016 and December 31, 2015, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at June 30, 2016 was approximately $383.9 million, net of outstanding letters of credit totaling $72.9 million. As of June 30, 2016, depending on the duration of the loan, the applicable rate for future borrowings would have been between 2.15 percent to 4.00 percent based on LIBOR or the Prime Rate.

As of June 30, 2016, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of June 30, 2016 and December 31, 2015, we had a lease financing obligation of $46.8 million and $44.0 million, respectively. The lease financing obligation is a result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for an original term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required.

In connection with the sale of our window and door profiles business, on March 31, 2016, we assigned the leases associated with two of the four properties that were recorded as part of such sale-leaseback transaction on our unaudited condensed consolidated balance sheets and extended the lease term for one of the remaining properties through 2019. Consequently, we are no longer the primary obligor under the two assigned leases and we derecognized $25.6 million from property plant and equipment, net and decreased our lease financing obligation by $37.5 million on our unaudited condensed consolidated balance sheets as of June 30, 2016. The deferred gain of $11.9 million associated with these two assigned leased properties was recognized and offset against the loss on sale of our window and door profiles business in discontinued operations during the six months ended June 30, 2016, all of which was a non-cash transaction.

The sale of our window and door profiles business was classified as discontinued operations and, therefore, all prior period amounts pertaining to these two properties were reclassified. The change from the December 31, 2015 balance, excluding the reclassification of the two properties, is due to the change in the Canadian dollar exchange rate as of June 30, 2016. We are not obligated to repay the lease financing obligation amount of $46.8 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2016 are $1.7 million in 2016, $2.5 million in 2017, $2.2 million in 2018 and $0.6 million in 2019, the final year of the lease agreements.

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

The following is a summary of the carrying amounts and estimated fair values of our long-term debt and commodity purchase contracts as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 1:
Long-term debt:
4.625 Notes (net of debt issuance costs totaling $8.8 million and $9.6 million at June 30, 2016 and December 31, 2015, respectively)	$679.2	$703.5	$678.4	$635.1

4.875 Notes (net of debt issuance costs totaling $5.4 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively)	$444.6	$461.3	$444.2	$408.4
Level 2:
Long-term debt:
New Term Loan Facility (net of deferred financing fees totaling $2.8 million and $3.1 million at June 30, 2016 and December 31, 2015, respectively)	$243.5	$246.6	$244.4	$247.8

Derivative instruments:
Commodity purchase contracts	$1.2	$1.2	$(0.4)	$(0.4)

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

On December 20, 2013, a fire occurred at our PHH Monomers, LLC (“PHH”) vinyl chloride monomer (“VCM”) manufacturing plant in Lake Charles, Louisiana. As of June 30, 2016, approximately 2,607 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or estimable. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the parties’ respective litigation strategies; (iii) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (iv) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (v) the pre- and post-fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vi) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

On September 19, 2014, three employees at our Natrium, West Virginia facility (the “Natrium Facility”) were injured while changing a valve on a caustic line in the manufacturing plant at such facility. One of the employees eventually died of his injuries. The estate of our deceased employee, and the other two injured employees, have filed lawsuits against one of our subsidiaries, Eagle Natrium LLC, seeking damages for personal injury, death and pain and suffering. Following discovery and court ordered mediation of these lawsuits, we have recorded accruals for these lawsuits of $34.5 million in the aggregate in other accrued liabilities on our unaudited condensed consolidated balance sheets. Liability relating to these lawsuits in excess of $25 million is expected to be reimbursed to us pursuant to the indemnity provisions of our excess liability insurance policies and, as such, we also have recorded an offsetting receivable from our insurance carriers of $9.5 million in prepaid expenses and other on our unaudited condensed consolidated balance sheets.

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

As of June 30, 2016 and December 31, 2015, we had reserves for environmental contingencies totaling approximately $39 million and $41 million, respectively, of which approximately $1 million, was classified as current liabilities as of both June 30, 2016 and December 31, 2015. Our assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

Some of our significant environmental contingencies include the following matters:

•	We have entered into a Cooperative Agreement with the Louisiana Department of Environmental Quality (“LDEQ”) and various other parties for the environmental remediation of a portion of the Bayou d’Inde area of the Calcasieu River Estuary in Lake Charles, Louisiana. Remedy implementation began in the fourth quarter of 2014 and is expected to be completed during 2016 with a period of monitoring for remedy effectiveness to follow remediation. As of June 30, 2016 and December 31, 2015, we had reserved approximately $3 million and $4 million, respectively, for the costs associated with this matter.

•	As of both June 30, 2016 and December 31, 2015 we had reserved approximately $12 million for environmental contingencies related to on-site remediation at the Lake Charles South Facility, principally for ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments of the Resource Conservation and Recovery Act. The remedial activity is primarily related to the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time.

•	As of both June 30, 2016 and December 31, 2015, we had reserved approximately $18 million, for environmental contingencies related to remediation activities at the Natrium Facility. The remedial

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

•	In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. We operate a mercury cell production unit at our Natrium Facility. No assurances as to the timing or content of the final regulation, or its ultimate cost to, or impact on us, can be provided.

•	In May and September 2013, the EPA conducted inspections at our Plaquemine facility pursuant to requirements of the federal Clean Air Act Section 112 (r) Risk Management Program and Title V. As a result of the inspections, the EPA identified areas of concern and the Company has subsequently engaged in negotiations, which are anticipated to result in penalties in excess of $100,000. These negotiations are expected to conclude in 2016.

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

13. SHARE-BASED COMPENSATION

We have granted various types of share-based payment awards to participants in the form of time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and stock option grants. The key terms of our RSUs, PRSUs and our stock option grants, including all financial disclosures, are set forth in the 2015 Annual Report. These various types of share-based payment awards are subject to certain accelerated vesting clauses that vary by the award.

Time-based Restricted Stock Units and Performance-based Restricted Stock Units

In March 2016, we granted PRSUs to our executive officers for which the number of shares ultimately earned depends on our Company’s relative total shareholder return (“TSR”), as compared to a group of peer companies. The number of shares of Company Common Stock to be awarded in connection with the vesting of those PRSUs ranges from 0 percent to 200 percent, with the percentage to be used in such vesting calculation based on the TSR performance metric. One-half of those executive officer PRSUs are scheduled to vest on the third anniversary of the grant date and the other one-half of those executive officer PRSUs are scheduled to vest on the fourth anniversary of the grant date, in each case so long as the executive officer remains employed with the Company through the applicable vesting date and subject to achievement of the performance metric. Also in March 2016, we granted PRSUs to certain of our executive officers for which the vesting depends on the Company having a positive Adjusted EBITDA for its 2016 fiscal year. Those PRSUs are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, so long as the executive officer remains employed with the Company through the applicable vesting date and the Company achieves positive Adjusted EBITDA for its 2016 fiscal year. In addition, in March 2016, we granted time-based RSUs to certain of our executive officers, for which there is no performance metric, some of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date and the remainder of which are scheduled to vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date, provided, in each case, that the executive officer remains employed by the Company through the applicable vesting date. Also in March 2016, we granted time-based RSUs to non-officer employees, all of which are scheduled to vest in three equal installments on each of the first, second and third anniversaries of the grant date, so long as the employee remains employed with the Company through the applicable vesting date, and for which there is no performance metric.

Effect of the Merger on Share-based Compensation Awards

The Merger Agreement provides that, upon closing of the Merger, any outstanding and unexercised Company stock options, whether or not vested, will be converted into the right to receive a cash payment equal to the Merger Consideration minus the exercise prices of such options. Any outstanding or payable Company awards (other than Company stock options) under any Company stock plans will be assumed by Westlake and converted into restricted stock units in respect of Westlake common stock (“Westlake Common Stock”), with substantially the same terms and conditions (including with respect to dividend equivalent rights, if any), except that upon settlement the award holder will receive the greater of (i) the value of the Merger Consideration with respect to the shares of Company Common Stock related to the award prior to closing of the Merger and (ii) the value of the Westlake Common Stock. Any account balances under any Company benefit plan that provides for the deferral of compensation and represents amounts notionally invested in Company Common Stock or provides for distributions or benefits calculated based on the value of Company Common Stock will be converted into the right to receive an amount in cash calculated based on the Merger Consideration.

Share-based Compensation Expense

Information regarding our share-based compensation expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Share-based compensation expense	$4.1	$3.8	$6.1	$7.7
Income tax provision related to share-based compensation expense	(1.4)	(1.1)	(2.1)	(2.4)

After tax share-based compensation expense	$2.7	$2.7	$4.0	$5.3

During the three and six months ended June 30, 2016, we reversed approximately $0.3 million and $1.3 million, respectively, of expense related to share-based compensation due to the forfeiture of RSUs and PRSUs held by certain employees of the Company whose employment with the Company terminated prior to the vesting of those RSUs and PRSUs.

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

The following table details the pension and postretirement benefit income, for the three and six month periods ended June 30, 2016 and 2015:

	Pension Benefits Three Months Ended June 30,		OPEB Three Months Ended June 30,
(In millions)	2016	2015	2016	2015
Components of net periodic benefit income:
Interest cost	$(6.5)	$(7.7)	$(0.5)	$(1.1)
Service cost	(0.9)	(1.1)	(0.2)	(0.2)
Expected return on assets	10.5	11.4	-	-
Amortization of:
Prior service credit	-	-	3.1	2.3
Actuarial loss	(0.7)	(0.7)	-	-

Total net periodic benefit income	$2.4	$1.9	$2.4	$1.0

	Pension Benefits Six Months Ended June 30,		OPEB Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Components of net periodic benefit income:
Interest cost	$(13.0)	$(15.4)	$(1.0)	$(2.2)
Service cost	(1.8)	(2.2)	(0.4)	(0.4)
Expected return on assets	21.0	22.8	-	-
Amortization of:
Prior service credit	-	-	6.2	4.6
Actuarial loss	(1.4)	(1.4)	-	-

Total net periodic benefit income	$4.8	$3.8	$4.8	$2.0

Contributions

There were no significant contributions to the pension plan trusts during the three and six months ended June 30, 2016 and 2015. We estimate that we will make payments of approximately $2.1 million for benefit payments and contributions related to our Pension Plans and $7.3 million for benefit payments related to the OPEB plans for the year ending December 31, 2016.

Defined Contribution Plans

Most of our employees participate in defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.3 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and $7.3 million for both the six month periods ended June 30, 2016 and 2015.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes: (i) foreign currency translation of assets and liabilities of foreign subsidiaries and the effects of exchange rate changes on intercompany balances of a long-term nature; (ii) unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) equity investee’s other comprehensive income or loss items; and (iv) adjustments to pension and OPEB plan liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, as of June 30, 2016 and December 31, 2015, and changes within those periods are as follows:

(In millions)	Foreign Currency Items	Derivative Cash Flow Hedges	Accrued Pension and OPEB Plan Liabilities	Accumulated Other Comprehensive Loss

Balance at January 1, 2016	$(89.4)	$0.5	$(29.1)	$(118.0)

Other comprehensive income before reclassifications	23.4	0.2	0.2	23.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	0.7	(3.0)	(2.3)

Net current period other comprehensive income (loss)	23.4	0.9	(2.8)	21.5

Balance at June 30, 2016	$(66.0)	$1.4	$(31.9)	$(96.5)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is derived from adjustments to reflect: (i) changes in foreign currency translation adjustments; (ii) the unrealized gains or losses on derivative financial instruments designated as cash flow hedges; (iii) changes in equity investee’s other comprehensive income or loss; and (iv) adjustments to pension and OPEB plan liabilities. The components of other comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Change in foreign currency translation adjustments:
Foreign currency translation adjustments	$0.1	$11.5	$28.8	$(23.5)
Tax expense (benefit)	-	1.7	3.4	(1.9)

Foreign currency translation adjustments, net of tax	$0.1	$9.8	$25.4	$(21.6)

Change in derivative cash flow hedges:
Commodity hedge contracts	$1.6	$2.0	$1.6	$7.2
Equity interest in investee’s other comprehensive income (loss)	-	-	(0.1)	3.9

Pre-tax amount	1.6	2.0	1.5	11.1
Tax expense	0.6	0.7	0.6	4.2

Derivative cash flow hedges, net of tax	$1.0	$1.3	$0.9	$6.9

Change in pension and OPEB liability adjustments:
Amortization of actuarial loss and prior service credit	$(2.4)	$(1.6)	$(4.8)	$(3.2)
Other pension and OPEB plan adjustments	0.1	-	0.3	0.4

Pre-tax amount	(2.3)	(1.6)	(4.5)	(2.8)
Tax benefit	(0.9)	(0.6)	(1.7)	(1.1)

Pension and OPEB liability adjustments, net of tax	$(1.4)	$(1.0)	$(2.8)	$(1.7)

Other comprehensive income (loss), before income taxes	$(0.6)	$11.9	$25.8	$(15.2)
Tax expense (benefit) for the period	(0.3)	1.8	2.3	1.2

Other comprehensive income (loss), net of tax	$(0.3)	$10.1	$23.5	$(16.4)

The components of other comprehensive income (loss) that have been reclassified during the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations
(In millions)	2016	2015	2016	2015
Details about other comprehensive income (loss) components:
Change in derivative cash flow hedges:
Gain (loss) on derivative cash flow hedges	$0.8	$(1.3)	$1.2	$(8.7)	Cost of sales
Tax expense (benefit)	0.3	(0.5)	0.5	(3.3)	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$0.5	$(0.8)	$0.7	$(5.4)

Change in pension and OPEB liability adjustments:
Amortization of actuarial loss and prior service credit	$(2.4)	$(1.6)	$(4.8)	$(3.2)	Cost of sales and selling, general and administrative expenses
Tax benefit	(0.9)	(0.6)	(1.8)	(1.2)	Provision for (benefit from) income taxes

Reclassifications for the period, net of tax	$(1.5)	$(1.0)	$(3.0)	$(2.0)

16. INVESTMENTS

We own an interest in several manufacturing joint ventures in our chlorovinyls segment. In our chlorovinyls segment, we have a 50 percent ownership interest in RS Cogen, LLC (“RS Cogen”), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022 and is reported in our chlorovinyls segment. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation (“Entergy”) in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. Axiall’s future commitment to purchase electricity and steam from the joint venture per the take-or-pay contracts approximates $23.5 million per year subject to contractually defined inflation adjustments. As of June 30, 2016, our future commitment under the take-or-pay arrangement approximates $147.5 million in the aggregate, with purchases during the three and six months ended June 30, 2016 totaling $6.6 million and $13.2 million, respectively, and purchases during the three and six months ended June 30, 2015 totaling $6.4 million and $12.9 million, respectively.

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

The following table summarizes our maximum exposure to loss associated with RS Cogen as of June 30, 2016 and December 31, 2015:

(In millions)	June 30, 2016	December 31, 2015
Investment in and net advances to RS Cogen	$9.9	$9.5
Supply contracts	35.3	36.3

Maximum exposure to loss	$45.2	$45.8

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

	Six Months Ended June 30,
(In millions)	2016	2015
Noncontrolling interest - beginning of period	$74.8	$107.9
Net income attributable to noncontrolling interest	0.8	3.1
Other comprehensive income attributable to noncontrolling interest	2.0	3.0
Distribution to noncontrolling interest	(7.1)	(8.4)
Other	-	(0.1)

Noncontrolling interest - end of period	$70.5	$105.5

On June 17, 2015, Eagle US 2 LLC (“Eagle”), a wholly-owned subsidiary of the Company, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation (“Lotte”) related to the formation of LACC, LLC (“LACC”), which was formed by Eagle and Lotte to design, build and operate a state-of-the-art 1.0 million metric tons per annum ethane cracker (ethylene manufacturing plant) in the Plant. On December 17, 2015, Axiall and Lotte reached a final investment decision to construct the Plant and LACC entered into the engineering, procurement and construction agreement with CB&I Inc., the construction contractor. The Plant is being built adjacent to Axiall’s largest chlor-alkali chemical facility, located in Lake Charles, Louisiana, to take advantage of Axiall’s existing infrastructure, access to competitive feedstock resources, and ethylene distribution infrastructure. The anticipated start-up for the Plant is expected to be the beginning of 2019.

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

As of June 30, 2016 and December 31, 2015, our investment in LACC is $34.4 million and $14.9 million, respectively, and is reflected in other assets in our unaudited condensed consolidated balance sheets. Our investment in LACC is accounted for under the cost method.

17. SEGMENT INFORMATION

We manage our operating activities in two reportable segments: (i) chlorovinyls and (ii) building products. These two segments reflect the organization used by our management to allocate resources and for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, and hydrochloric acid, also known as muriatic acid, and compound products (vinyl compounds and plasticizers)). Our building products segment manufactures and distributes interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings.

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for (benefit from) income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers and reconciliations from consolidated operating income (loss) to consolidated income (loss) from continuing operations before income taxes for the three and six month periods ended June 30, 2016 and 2015 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Eliminations, Unallocated and Other		Total
Three Months Ended June 30, 2016
Net sales	$578.4	$197.7	$-		$776.1
Intersegment revenues	38.0	-	(38.0)		-

Total net sales	$616.4	197.7	(38.0)		$776.1

Operating income (loss)	$(37.1)	26.7	(27.2)	(1)	$(37.6)
Interest expense, net					(18.0)
Foreign exchange loss					(0.1)

Loss from continuing operations before income taxes					$(55.7)

Three Months Ended June 30, 2015
Net sales	$666.1	$203.1	$-		$869.2
Intersegment revenues	61.1	-	(61.1)		-

Total net sales	$727.2	203.1	(61.1)		$869.2

Operating income	$37.8	23.3	(18.0)	(1)	$43.1
Interest expense, net					(18.3)
Foreign exchange loss					(0.1)

Income from continuing operations before income taxes					$24.7

(1)Includes shared services, administrative and legal expenses.

(In millions)	Chlorovinyls	Building Products	Eliminations, Unallocated and Other		Total
Six Months Ended June 30, 2016
Net sales	$1,134.5	$340.8	$-		$1,475.3
Intersegment revenues	93.3	0.1	(93.4)		-

Total net sales	$1,227.8	340.9	(93.4)		$1,475.3

Operating income (loss)	$(46.7)	30.8	(56.9)	(1)	$(72.8)
Interest expense, net					(35.0)
Foreign exchange loss					(1.0)

Loss from continuing operations before income taxes					$(108.8)

Six Months Ended June 30, 2015
Net sales	$1,314.5	$339.3	$-		$1,653.8
Intersegment revenues	117.2	-	(117.2)		-

Total net sales	$1,431.7	339.3	(117.2)		$1,653.8

Operating income	$81.6	19.8	(36.2)	(1)	$65.2
Interest expense, net					(35.9)
Debt refinancing costs					(3.2)
Foreign exchange loss					(0.8)

Income from continuing operations before income taxes					$25.3

(1)Includes shared services, administrative and legal expenses.

18. INCOME TAXES

Our continuing operations effective income tax rates for the three and six months ended June 30, 2016 were 51.0 percent and 47.1 percent, respectively compared to 7.7 percent and 19.4 percent, respectively, for the three and six months ended June 30, 2015. The continuing operations effective income tax rates were determined using the estimated annual effective income tax rates after considering discrete income tax items for each respective period. The continuing operations effective income tax rates for the three and six months ended June 30, 2016 were higher than the United States statutory federal income tax rates primarily due to various favorable permanent differences including deductions for depletion. The continuing operations effective income tax rates for the three and six months ended June 30, 2015 were lower than the United States statutory federal income tax rates primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities.

19. SUBSEQUENT EVENTS

On August 1, 2016, we filed a definitive proxy statement with the SEC in order to notify the Company’s shareholders of a special meeting to be held on August 30, 2016 to vote on the Merger and to seek proxies from the Company’s shareholders in connection with such vote.

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

As of June 30, 2016, payment obligations under the indenture for the 4.875 Notes issued by Axiall Corporation are guaranteed by Axiall Noteco, Inc., Axiall Holdco, Inc., Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Building Products (USA) Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Plastic Trends, Inc., Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, LLC, Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc. (collectively, the “Guarantor Subsidiaries”) and Spinco. As of June 30, 2016, payment obligations under the indenture for the 4.625 percent Notes issued by Spinco are guaranteed by Axiall Corporation and each of the Guarantor Subsidiaries.

Each of Spinco and the Guarantor Subsidiaries is a direct or indirect 100-percent owned subsidiary of Axiall Corporation. The guarantees made by each of Axiall Corporation, Spinco and the other Guarantor Subsidiaries are full, unconditional and joint and several. Except as disclosed in Note10 of the notes to the unaudited condensed consolidated financial statements, there are no restrictions on the ability of Axiall Corporation, Spinco or any other Guarantor Subsidiary to obtain funds from any of its direct or indirect 100-percent owned subsidiaries through dividends, loans or advances as a result of the issuance of the 4.625 Notes or the 4.875 Notes. Separate financial statements and other disclosures with respect to Spinco or the Guarantor Subsidiaries have not been provided as management believes the following information is sufficient. Investments in subsidiaries in the guarantor financial statements reflect investments in 100-percent owned entities within Axiall under the equity accounting method. This presentation of Spinco, the Guarantor Subsidiaries and the non-guarantor subsidiaries of Axiall Corporation (the “Non-Guarantor Subsidiaries”) is not included to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary issuer and subsidiary guarantor reporting.

The following tables present the (i) guarantor unaudited condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, (ii) guarantor unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015, and (iii) guarantor unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015, of each of Axiall Corporation (as parent issuer), Spinco (as subsidiary issuer), the Guarantor Subsidiaries (which excludes Spinco), the Guarantor Subsidiaries, including Spinco (which also includes entries necessary to eliminate Spinco’s investment in such Guarantor Subsidiaries and other intercompany account balances) and the Non-Guarantor Subsidiaries.

AXIALL CORPORATION

Guarantor Condensed Consolidating Balance Sheet

As of June 30, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Assets:
Cash and cash equivalents	$-	$-	$24.9	$24.9	$103.5	$-	$128.4
Receivables, net of allowance for doubtful accounts	49.4	9.1	515.7	515.7	85.5	(195.6)	455.0
Inventories	-	-	218.2	218.2	57.8	-	276.0
Prepaid expenses and other	0.5	-	92.1	92.1	7.9	-	100.5
Current assets of discontinued operations	-	-	0.8	0.8	-	-	0.8

Total current assets	49.9	9.1	851.7	851.7	254.7	(195.6)	960.7
Property, plant and equipment, net	10.1	-	1,380.3	1,380.3	168.4	-	1,558.8
Long-term receivables—affiliates	900.0	-	-	-	-	(900.0)	-
Goodwill	-	-	707.8	707.8	148.6	-	856.4
Customer relationships, net	-	-	795.6	795.6	127.6	-	923.2
Other intangible assets, net	-	-	60.8	60.8	-	-	60.8
Other assets, net	4.5	1.7	73.9	73.9	3.3	-	81.7
Investment in subsidiaries	1,177.0	1,795.1	467.9	467.9	-	(1,644.9)	-

Total assets	$2,141.5	$1,805.9	$4,338.0	$4,338.0	$702.6	$(2,740.5)	$4,441.6

Liabilities and Equity:
Current portion of long-term debt	$-	$-	$2.5	$2.5	$-	$-	$2.5
Accounts payable	127.1	49.3	236.3	276.5	48.3	(195.6)	256.3
Interest payable	3.1	12.1	-	12.1	-	-	15.2
Income taxes payable	-	-	-	-	2.4	-	2.4
Accrued compensation	1.3	-	51.6	51.6	7.3	-	60.2
Other accrued liabilities	34.4	-	79.6	79.6	21.9	-	135.9
Current liabilities of discontinued operations	-	-	6.8	6.8	-	-	6.8

Total current liabilities	165.9	61.4	376.8	429.1	79.9	(195.6)	479.3
Long-term debt, excluding the current portion of long-term debt	444.6	679.2	240.9	920.2	-	-	1,364.8
Long-term payables—affiliates	-	900.0	-	900.0	-	(900.0)	-
Lease financing obligation	-	-	-	-	46.8	-	46.8
Deferred income taxes	19.3	-	612.1	610.3	31.5	-	661.1
Pension and other post-retirement benefits	3.3	-	179.7	179.7	6.7	-	189.7
Other non-current liabilities	11.3	-	121.9	121.9	8.6	(9.5)	132.3

Total liabilities	644.4	1,640.6	1,531.4	3,161.2	173.5	(1,105.1)	2,874.0
Equity:
Total Axiall stockholders’ equity	1,497.1	165.3	2,806.6	1,176.8	458.6	(1,635.4)	1,497.1
Noncontrolling interest	-	-	-	-	70.5	-	70.5

Total equity	1,497.1	165.3	2,806.6	1,176.8	529.1	(1,635.4)	1,567.6

Total liabilities and equity	$2,141.5	$1,805.9	$4,338.0	$4,338.0	$702.6	$(2,740.5)	$4,441.6

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

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Three Months Ended June 30, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$670.7	$670.7	$136.9	$(31.5)	$776.1
Operating costs and expenses:
Cost of sales	-	-	630.2	630.2	106.8	(31.5)	705.5
Selling, general and administrative expenses	14.4	-	42.9	42.9	12.5	-	69.8
Restructuring and divestiture costs	2.0	-	1.8	1.8	0.7	-	4.5
Integration-related costs and other, net	0.4	-	1.7	1.7	-	-	2.1
Legal and settlement claims, net	-	-	23.4	23.4	-	-	23.4
Fees associated with unsolicited offer and strategic alternatives	8.4	-	-	-	-	-	8.4

Total operating costs and expenses	25.2	-	700.0	700.0	120.0	(31.5)	813.7

Operating income (loss)	(25.2)	-	(29.3)	(29.3)	16.9	-	(37.6)
Other income (expense):
Interest income (expense), net	4.7	(19.8)	(1.9)	(21.7)	(1.0)	-	(18.0)
Foreign currency exchange loss	-	-	(0.1)	(0.1)	-	-	(0.1)
Equity in income (loss) of subsidiaries	(16.8)	(22.0)	17.2	17.2	-	(0.4)	-

Income (loss) from continuing operations before income taxes	(37.3)	(41.8)	(14.1)	(33.9)	15.9	(0.4)	(55.7)
Benefit from income taxes	(9.5)	(9.1)	(7.9)	(17.0)	(1.9)	-	(28.4)

Income (loss) from continuing operations	(27.8)	(32.7)	(6.2)	(16.9)	17.8	(0.4)	(27.3)
Discontinued operations:
Loss from discontinued operations	-	-	(1.6)	(1.6)	(0.1)	-	(1.7)
Less: Benefit from income taxes of discontinued operations	-	-	(1.7)	(1.7)	-	-	(1.7)

Net income (loss) from discontinued operations	-	-	0.1	0.1	(0.1)	-	-

Consolidated net income (loss)	(27.8)	(32.7)	(6.1)	(16.8)	17.7	(0.4)	(27.3)
Less: net income attributable to noncontrolling interest	-	-	-	-	0.5	-	0.5

Net income (loss) attributable to Axiall	$(27.8)	$(32.7)	$(6.1)	$(16.8)	$17.2	$(0.4)	$(27.8)

Comprehensive income (loss) attributable to Axiall	$(28.2)	$(34.6)	$(6.6)	$(17.3)	$17.3	$-	$(28.2)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Three Months Ended June 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$756.9	$756.9	$167.9	$(55.6)	$869.2
Operating costs and expenses:
Cost of sales	-	-	670.1	670.1	131.2	(55.6)	745.7
Selling, general and administrative expenses	13.9	-	44.3	44.3	17.6	-	75.8
Restructuring and divestiture costs	0.5	-	(0.1)	(0.1)	-	-	0.4
Integration-related costs and other, net	2.0	-	2.2	2.2	-	-	4.2

Total operating costs and expenses	16.4	-	716.5	716.5	148.8	(55.6)	826.1

Operating income (loss)	(16.4)	-	40.4	40.4	19.1	-	43.1
Other income (expense):
Interest income (expense), net	4.5	(19.8)	(1.9)	(21.7)	(1.1)	-	(18.3)
Foreign currency exchange loss	-	-	-	-	(0.1)	-	(0.1)
Equity in income (loss) of subsidiaries	32.5	(5.2)	15.2	15.2	-	(47.7)	-

Income (loss) from continuing operations before income taxes	20.6	(25.0)	53.7	33.9	17.9	(47.7)	24.7
Provision for income taxes	-	0.4	1.4	1.8	0.1	-	1.9

Income (loss) from continuing operations	20.6	(25.4)	52.3	32.1	17.8	(47.7)	22.8
Discontinued operations:
Loss from discontinued operations	-	-	(0.4)	(0.4)	(1.3)	-	(1.7)
Less: Benefit from income taxes of discontinued operations	-	-	(0.8)	(0.8)	-	-	(0.8)

Net income (loss) from discontinued operations	-	-	0.4	0.4	(1.3)	-	(0.9)

Consolidated net income (loss)	20.6	(25.4)	52.7	32.5	16.5	(47.7)	21.9
Less: net income attributable to noncontrolling interest	-	-	-	-	1.3	-	1.3

Net income (loss) attributable to Axiall	$20.6	$(25.4)	$52.7	$32.5	$15.2	$(47.7)	$20.6

Comprehensive income (loss) attributable to Axiall	$29.0	$(15.7)	$61.1	$40.9	$25.1	$(66.0)	$29.0

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Income (Loss)

For the Six Months Ended June 30, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,298.0	$1,298.0	$249.1	$(71.8)	$1,475.3
Operating costs and expenses:
Cost of sales	-	-	1,197.9	1,197.9	198.4	(71.8)	1,324.5
Selling, general and administrative expenses	27.3	-	87.2	87.2	25.4	-	139.9
Restructuring and divestiture costs	7.5	-	11.3	11.3	22.4	-	41.2
Integration-related costs and other, net	0.9	-	4.6	4.6	-	-	5.5
Legal and settlement claims, net	-	-	23.4	23.4	-	-	23.4
Fees associated with unsolicited offer and strategic alternatives	13.6	-	-	-	-	-	13.6

Total operating costs and expenses	49.3	-	1,324.4	1,324.4	246.2	(71.8)	1,548.1

Operating income (loss)	(49.3)	-	(26.4)	(26.4)	2.9	-	(72.8)
Other income (expense):
Interest income (expense), net	9.4	(39.6)	(2.9)	(42.5)	(1.9)	-	(35.0)
Foreign currency exchange loss	-	-	(0.1)	(0.1)	(0.9)	-	(1.0)
Equity in loss of subsidiaries	(61.8)	(32.4)	(5.3)	(5.3)	-	67.1	-

Income (loss) from continuing operations before income taxes	(101.7)	(72.0)	(34.7)	(74.3)	0.1	67.1	(108.8)
Benefit from income taxes	(20.3)	(20.1)	(10.0)	(30.1)	(0.8)	-	(51.2)

Income (loss) from continuing operations	(81.4)	(51.9)	(24.7)	(44.2)	0.9	67.1	(57.6)
Discontinued operations:
Loss from discontinued operations	-	-	(27.8)	(27.8)	(5.3)	-	(33.1)
Less: Benefit from income taxes of discontinued operations	-	-	(10.1)	(10.1)	-	-	(10.1)

Net loss from discontinued operations	-	-	(17.7)	(17.7)	(5.3)	-	(23.0)

Consolidated net loss	(81.4)	(51.9)	(42.4)	(61.9)	(4.4)	67.1	(80.6)
Less: net income attributable to noncontrolling interest	-	-	-	-	0.8	-	0.8

Net loss attributable to Axiall	$(81.4)	$(51.9)	$(42.4)	$(61.9)	$(5.2)	$67.1	$(81.4)

Comprehensive income (loss) attributable to Axiall	$(59.9)	$(49.3)	$(21.0)	$(40.5)	$21.6	$18.9	$(59.9)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Operations and

Comprehensive Loss

For the Six Months Ended June 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non- Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Net sales	$-	$-	$1,469.7	$1,469.7	$287.9	$(103.8)	$1,653.8
Operating costs and expenses:
Cost of sales	-	-	1,296.5	1,296.5	233.7	(103.8)	1,426.4
Selling, general and administrative expenses	26.3	-	91.4	91.4	34.1	-	151.8
Restructuring and divestiture costs	1.1	-	(0.1)	(0.1)	0.1	-	1.1
Integration-related costs and other, net	5.4	-	3.3	3.3	0.6	-	9.3

Total operating costs and expenses	32.8	-	1,391.1	1,391.1	268.5	(103.8)	1,588.6

Operating income (loss)	(32.8)	-	78.6	78.6	19.4	-	65.2
Other income (expense):
Interest income (expense), net	10.5	(40.7)	(1.9)	(42.6)	(3.8)	-	(35.9)
Debt refinancing costs	-	(0.1)	(3.1)	(3.2)	-	-	(3.2)
Foreign currency exchange gain (loss)	(0.1)	0.1	(0.1)	(0.1)	(0.6)	-	(0.8)
Equity in income (loss) of subsidiaries	29.6	(12.1)	10.7	10.7	-	(40.3)	-

Income (loss) from continuing operations before income taxes	7.2	(52.8)	84.2	43.4	15.0	(40.3)	25.3
Provision for (benefit from) income taxes	(2.8)	(5.2)	11.9	6.7	1.0	-	4.9

Income (loss) from continuing operations	10.0	(47.6)	72.3	36.7	14.0	(40.3)	20.4
Discontinued operations:
Loss from discontinued operations	-	-	(2.9)	(2.9)	(6.0)	-	(8.9)
Less: Benefit from income taxes of discontinued operations	-	-	(1.6)	(1.6)	-	-	(1.6)

Net loss from discontinued operations	-	-	(1.3)	(1.3)	(6.0)	-	(7.3)

Consolidated net income (loss)	10.0	(47.6)	71.0	35.4	8.0	(40.3)	13.1
Less: net income attributable to noncontrolling interest	-	-	-	-	3.1	-	3.1

Net income (loss) attributable to Axiall	$10.0	$(47.6)	$71.0	$35.4	$4.9	$(40.3)	$10.0

Comprehensive income (loss) attributable to Axiall	$(9.4)	$(22.6)	$49.1	$13.5	$(31.9)	$18.4	$(9.4)

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by (used in) operating activities - continuing operations	$38.5	$8.5	$(19.7)	$(19.7)	$6.9	$(37.1)	$(11.4)
Cash provided by (used in) operating activities - discontinued operations	-	-	9.4	9.4	(4.2)	-	5.2

Net cash provided by (used in) operating activities	38.5	8.5	(10.3)	(10.3)	2.7	(37.1)	(6.2)

Cash flows from investing activities:
Capital expenditures	(0.1)	-	(115.0)	(115.0)	(4.5)	-	(119.6)
Proceeds from the sales of business assets	-	-	0.4	0.4	11.1	-	11.5

Cash used in investing activities - continuing operations	(0.1)	-	(114.6)	(114.6)	6.6	-	(108.1)
Cash provided by investing activities - discontinued operations	-	-	7.3	7.3	19.5	-	26.8

Net cash provided by (used in) investing activities	(0.1)	-	(107.3)	(107.3)	26.1	-	(81.3)

Cash flows from financing activities:
Long-term debt payments	-	-	(1.7)	(1.7)	-	-	(1.7)
Deferred acquisition payments	(15.0)	-	-	-	-	-	(15.0)
Dividends paid	(22.8)	-	-	-	-	-	(22.8)
Distribution to noncontrolling interest	-	-	-	-	(7.1)	-	(7.1)
Share-based compensation plan activity	(0.9)	-	-	-	-	-	(0.9)
Distribution to affiliate	-	(8.5)	(17.5)	(17.5)	(19.6)	37.1	-

Net cash used in financing activities	(38.7)	(8.5)	(19.2)	(19.2)	(26.7)	37.1	(47.5)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	5.4	-	5.4

Net change in cash and cash equivalents	(0.3)	-	(136.8)	(136.8)	7.5	-	(129.6)
Cash and cash equivalents at beginning of period	0.3	-	161.7	161.7	96.0	-	258.0

Cash and cash equivalents at end of period	$-	$-	$24.9	$24.9	$103.5	$-	$128.4

AXIALL CORPORATION

Guarantor Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(Unaudited)

(In millions)	Parent Company (a)	Eagle Spinco Inc.	Guarantor Subsidiaries Excluding Eagle Spinco Inc.	Guarantor Subsidiaries Including Eagle Spinco Inc. (b)	Non-Guarantor Subsidiaries (c)	Eliminations (d)	Consolidated (a)+(b)+(c)+(d)
Cash provided by (used in) operating activities - continuing operations	$40.0	$10.1	$30.5	$30.5	$(2.7)	$(22.7)	$45.1
Cash used in operating activities - discontinued operations	-	-	(1.7)	(1.7)	(7.2)	-	(8.9)

Net cash provided by (used in) operating activities	40.0	10.1	28.8	28.8	(9.9)	(22.7)	36.2

Cash flows from investing activities:
Capital expenditures	(0.4)	-	(69.3)	(69.3)	(4.2)	-	(73.9)
Proceeds from sales of business assets	-	-	5.6	5.6	0.7	-	6.3

Cash used in investing activities - continuing operations	(0.4)	-	(63.7)	(63.7)	(3.5)	-	(67.6)
Cash provided by (used in) investing activities - discontinued operations	-	-	(1.6)	(1.6)	0.7	-	(0.9)

Net cash used in investing activities	(0.4)	-	(65.3)	(65.3)	(2.8)	-	(68.5)

Cash flows from financing activities:
Issuance of long-term debt	-	-	248.8	248.8	-	-	248.8
Long-term debt payments	-	(194.4)	(1.7)	(196.1)	-	-	(196.1)
Intercompany financing	-	194.4	(194.4)	-	-	-	-
Fees paid related to financing activities	(0.3)	-	(3.2)	(3.2)	-	-	(3.5)
Deferred acquisition payments	(10.0)	-	-	-	-	-	(10.0)
Dividends paid	(23.1)	-	-	-	-	-	(23.1)
Distribution to noncontrolling interest	-	-	-	-	(8.4)	-	(8.4)
Share-based compensation plan activities	(6.2)	-	-	-	-	-	(6.2)
Distribution to affiliate	-	(10.1)	(10.1)	(10.1)	(12.6)	22.7	-

Net cash provided by (used in) financing activities	(39.6)	(10.1)	39.4	39.4	(21.0)	22.7	1.5
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	(4.6)	-	(4.6)

Net change in cash and cash equivalents	-	-	2.9	2.9	(38.3)	-	(35.4)
Cash and cash equivalents at beginning of period	-	-	78.2	78.2	88.6	-	166.8

Cash and cash equivalents at end of period	$-	$-	$81.1	$81.1	$50.3	$-	$131.4

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

Pending Merger

On June 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Westlake Chemical Corporation (“Westlake”) and Lagoon Merger Sub, Inc., a newly formed wholly owned subsidiary of Westlake (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Westlake in a transaction in which each share of the Company’s common stock (the “Company Common Stock”), issued and outstanding immediately prior to the time the Merger becomes effective, other than certain excluded shares as further described in the Merger Agreement, will be converted automatically into the right to receive $33.00 in cash, without interest (the “Merger Consideration”). The Merger is expected to be completed by the fourth quarter of 2016.

For additional information relating to the Merger, see the definitive proxy statement contained in Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2016 and the Current Report on Form 8-K filed with the SEC on June 13, 2016, including the full text of the Merger Agreement filed as Annex A to the proxy statement and Exhibit 2.1 to the Form 8-K. The proxy statement provided notice and information about the special meeting of the Company’s shareholders to vote on the Merger Agreement that will be held on August 30, 2016. See Item IA – Risk Factors, herein for information on certain risks relating to the Merger. Axiall and Westlake have received all regulatory approvals required for the Merger, including approvals required by U.S. and Canadian competition laws.

As a result of the Merger, the Company has terminated its previously announced sale process for the remainder of its Building Products business.

Other Portfolio Initiatives

Chlorovinyls

On February 24, 2016, the Company entered into the transactions contemplated by the asset purchase agreement among Royal Group, Inc. (“RGI”), and the Company, as sellers, and Galata Chemicals (Canada) Inc., as purchaser, for the sale of certain assets of the Company’s compound additives business, known as Solucor, and the Company’s manufacturing facility located in Bradford, Ontario, for a purchase price of approximately $9.2 million, subject to adjustment based upon the amount of inventory of the Solucor business on the closing date of the transaction, which was February 29, 2016. The Company recognized a loss of $15.5 million on the sale of its Solucor business during the six months ended June 30, 2016.

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and the Company, as sellers, and North American Profiles Canada, LTD (“NAPC”), as purchaser, pursuant to which the Company sold its Concord, Ontario compounding operations, to NAPC on March 31, 2016. The sale of our Concord, Ontario compounding operations did not meet the criteria for classification as discontinued operations. The Company recorded a loss on the sale of assets of $4.0 million that is reflected in restructuring and divestiture costs in our unaudited condensed consolidated statements of operations.

Building Products

On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and the Company, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, to NAPC on March 31, 2016. The Company concluded that it met the accounting requirements for reporting the financial position, results of operations and cash flows of its former window and door profiles business as discontinued operations when the sale was consummated and recorded a loss on sale of $25.2 million reflected in loss from discontinued operations in the unaudited consolidated statements of operations.

The Company has terminated its previously announced sale process for the remainder of its Building Products business.

Sale of Aromatics Business: Discontinued Operations

On September 30, 2015, the Company entered into and consummated the transactions contemplated by an asset purchase agreement between INEOS Americas LLC (“INEOS”) and Axiall LLC, a wholly-owned subsidiary of the Company. Pursuant to such asset purchase agreement, INEOS acquired certain assets used in the Company’s aromatics business, including but not limited to, its cumene production facility located in Pasadena, Texas (the “Pasadena Cumene Facility”). The Company retained the land and plant at its phenol, acetone and alpha-methylstyrene production facility located in Plaquemine, Louisiana (the “Plaquemine Phenol Facility”), which is part of a broader set of other Axiall chemical manufacturing facilities located in Plaquemine. In addition, the Company retained the following assets associated with its aromatics business: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) inventory, other than certain raw materials and work-in-process inventory at the Pasadena Cumene Facility. The Company has discontinued the manufacture of products at its Plaquemine Phenol Facility and expects to decommission and dismantle that facility by the end of 2016.

Ethane Cracker Project with Lotte Chemical

On June 17, 2015, Eagle US 2 LLC (“Eagle”), a wholly-owned subsidiary of the Company, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation (“Lotte”) related to the formation of LACC, LLC (“LACC”), which is an entity formed by Eagle and Lotte to design, build and operate a state-of-the-art 1.0 million metric tons per annum ethane cracker (ethylene manufacturing plant) in Lake Charles, Louisiana (the “Plant”). The Plant will provide partial backward integration for Axiall’s vinyls business and will supply a new monoethylene glycol facility being built by Lotte. Pursuant to a contribution and subscription agreement, dated as of June 17, 2015, between the Company, Eagle and LACC, Eagle has agreed to make a maximum capital commitment to LACC of up to $225 million to fund the construction costs of the Plant. Eagle’s investment is expected to represent approximately 10 percent of the interests of LACC. Eagle and Lotte also entered into a call option agreement, dated as of June 17, 2015, pursuant to which Eagle has the right, but not the obligation, until the third anniversary of the substantial completion of the Plant, to acquire up to a 50 percent ownership interest in LACC from Lotte.

On December 17, 2015, Axiall and Lotte announced that the companies reached a final investment decision to construct the Plant and LACC entered into the engineering, procurement and construction agreement with CB&I Inc., the construction contractor. The Plant is being built adjacent to Axiall’s largest chlor-alkali chemical facility, located in Lake Charles, Louisiana, to take advantage of Axiall’s existing infrastructure, access to competitive feedstock resources, and ethylene distribution infrastructure. The anticipated start-up for the Plant is expected to be the beginning of 2019. As of June 30, 2016 and December 31, 2015, our investment in LACC is $34.4 million and $14.9 million, respectively, and is reflected in other long-term assets in our unaudited condensed consolidated balance sheets.

Consolidated Overview

•	Net sales totaled $776.1 million and $869.2 million for the three months ended June 30, 2016 and 2015, respectively, decreasing by $93.1 million or approximately 11 percent.

•	Operating loss was $37.6 million and Adjusted EBITDA was $60.7 million for the three months ended June 30, 2016 versus operating income and Adjusted EBITDA of $43.1 million and $105.7 million, respectively, for the three months ended June 30, 2015.

•	Net loss attributable to Axiall was $27.8 million and diluted loss was $0.39 per share for the three months ended June 30, 2016 compared to net income attributable to Axiall of $20.6 million and diluted earnings of $0.29 per share for the three months ended June 30, 2015. Adjusted Net Income and Adjusted Earnings Per Share were $8.4 million and $0.12 per diluted share, respectively, for the three months ended June 30, 2016, and $34.7 million and $0.49 per diluted share, respectively, for the three months ended June 30, 2015.

•	Net sales totaled $1,475.3 million and $1,653.8 million for the six months ended June 30, 2016 and 2015, respectively, decreasing by $178.5 million or approximately 11 percent.

•	Operating loss was $72.8 million and Adjusted EBITDA was $129.7 million for the six months ended June 30, 2016 versus operating income and Adjusted EBITDA of $65.2 million and $192.5 million, respectively, for the six months ended June 30, 2015.

•	Net loss attributable to Axiall was $81.4 million and diluted loss was $1.15 per share for the six months ended June 30, 2016 compared to net income attributable to Axiall of $10.0 million and diluted earnings of $0.14 per share for the six months ended June 30, 2015. Adjusted Net Income and Adjusted Earnings Per Share were $20.1 million and $0.28 per diluted share, respectively, for the six months ended June 30, 2016, and $41.9 million and $0.59 per diluted share, respectively, for the six months ended June 30, 2015.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins, ethylene dichloride (OR 1, 2 dichloroethane), chlorinated solvents, calcium hypochlorite and hydrochloric acid, also known as muriatic acid) and compound products (vinyl compounds and plasticizers)). As discussed further below, certain highlights from our chlorovinyls segment’s results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were as follows:

•	Net sales totaled $578.4 million and $666.1 million for the three months ended June 30, 2016 and 2015, respectively, decreasing by $87.7 million or approximately 13 percent.

•	Operating loss was $37.1 million and Adjusted EBITDA was $42.0 million for the three months ended June 30, 2016 versus operating income and Adjusted EBITDA of $37.8 million and $89.0 million, respectively, for the three months ended June 30, 2015.

•	Net sales totaled $1,134.5 million and $1,314.5 million for the six months ended June 30, 2016 and 2015, respectively, decreasing by $180.0 million or approximately 14 percent.

•	Operating loss was $46.7 million and Adjusted EBITDA was $113.3 million for the six months ended June 30, 2016 versus operating income and Adjusted EBITDA of $81.6 million and $185.7 million, respectively, for the six months ended June 30, 2015.

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

Building Products Business Overview

Our building products segment consists of interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings. As discussed further below, certain highlights from our building products segment’s results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were as follows:

•	Net sales totaled $197.7 million and $203.1 million for the three months ended June 30, 2016 and 2015, respectively, decreasing by 3 percent. On a constant currency basis, net sales for the three months ended June 30, 2016 decreased by 1 percent.

•	For the three months ended June 30, 2016, our building products segment’s geographical sales to the United States and Canada were 63 percent and 37 percent, respectively, compared with 60 percent and 40 percent, respectively, for the three months ended June 30, 2015.

•	Operating income was $26.7 million and Adjusted EBITDA was $33.8 million for the three months ended June 30, 2016 compared to an operating income of $23.3 million and Adjusted EBITDA of

$29.0 million for the three months ended June 30, 2015.

•	Net sales totaled $340.8 million and $339.3 million for the six months ended June 30, 2016 and 2015, respectively, increasing by $1.5 million. On a constant currency basis, net sales for the six months ended June 30, 2016 increased by 3 percent.

•	For the six months ended June 30, 2016, our building products segment’s geographical sales to the United States and Canada were 65 percent and 35 percent, respectively, compared with 61 percent and 38 percent, respectively, for the six months ended June 30, 2015.

•	Operating income was $30.8 million and Adjusted EBITDA was $45.3 million for the six months ended June 30, 2016 compared to an operating income of $19.8 million and Adjusted EBITDA of $31.9 million for the six months ended June 30, 2015.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three and six month periods ended June 30, 2016 and 2015, and the percentage of net sales of each line item for the three and six month periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2016		2015		2016		2015
Net sales	$776.1	100.0%	$869.2	100.0%	$1,475.3	100.0%	$1,653.8	100.0%
Cost of sales	705.5	90.9%	745.7	85.8%	1,324.5	89.8%	1,426.4	86.2%

Gross margin	70.6	9.1%	123.5	14.2%	150.8	10.2%	227.4	13.8%
Selling, general and administrative expenses	69.8	9.0%	75.8	8.7%	139.9	9.5%	151.8	9.2%
Restructuring and divestiture costs	4.5	0.6%	0.4	-%	41.2	2.8%	1.1	0.1%
Integration-related costs and other, net	2.1	0.3%	4.2	0.5%	5.5	0.4%	9.3	0.6%
Legal and settlement claims, net	23.4	3.0%	-	-%	23.4	1.6%	-	-%
Fees associated with unsolicited offer and strategic alternatives	8.4	1.1%	-	-%	13.6	0.9%	-	-%

Operating income (loss)	(37.6)	(4.8%)	43.1	5.0%	(72.8)	(4.9%)	65.2	3.9%
Interest expense, net	(18.0)	(2.3%)	(18.3)	(2.1%)	(35.0)	(2.4%)	(35.9)	(2.2%)
Debt refinancing costs	-	-%	-	-%	-	-%	(3.2)	(0.2%)
Foreign currency exchange loss	(0.1)	-%	(0.1)	-%	(1.0)	(0.1%)	(0.8)	-%

Income (loss) from continuing operations before income taxes	(55.7)	(7.2%)	24.7	2.8%	(108.8)	(7.4%)	25.3	1.5%
Provision for (benefit from) income taxes	(28.4)	(3.7%)	1.9	0.2%	(51.2)	(3.5%)	4.9	0.3%

Net income (loss) from continuing operations	(27.3)	(3.5%)	22.8	2.6%	(57.6)	(3.9%)	20.4	1.2%

Discontinued operations:
Loss from discontinued operations	(1.7)	(0.2%)	(1.7)	(0.2%)	(33.1)	(2.2%)	(8.9)	(0.5%)
Less: Benefit from income taxes of discontinued operations	(1.7)	(0.2%)	(0.8)	(0.1%)	(10.1)	(0.7%)	(1.6)	(0.1%)

Net loss from discontinued operations	-	-%	(0.9)	(0.1%)	(23.0)	(1.6%)	(7.3)	(0.4%)

Consolidated net income (loss)	(27.3)	(3.5%)	21.9	2.5%	(80.6)	(5.5%)	13.1	0.8%
Less: net income attributable to noncontrolling interest	0.5	0.1%	1.3	0.1%	0.8	0.1%	3.1	0.2%

Net income (loss) attributable to Axiall	$(27.8)	(3.6%)	$20.6	2.4%	$(81.4)	(5.5%)	$10.0	0.6%

The following table sets forth certain financial data, by reportable segment, for each of the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2016		2015		2016		2015
Sales:
Chlorovinyls	$578.4	74.5%	$666.1	76.6%	$1,134.5	76.9%	$1,314.5	79.5%
Building products	197.7	25.5%	203.1	23.4%	340.8	23.1%	339.3	20.5%

Net sales	$776.1	100.0%	$869.2	100.0%	$1,475.3	100.0%	$1,653.8	100.0%

Operating income (loss):
Chlorovinyls	$(37.1)		$37.8		$(46.7)		$81.6
Building products	26.7		23.3		30.8		19.8
Unallocated corporate	(27.2)		(18.0)		(56.9)		(36.2)

Total operating income (loss)	$(37.6)		$43.1		$(72.8)		$65.2

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Consolidated Results

Net sales. For the three months ended June 30, 2016, net sales totaled $776.1 million, a decrease of 11 percent compared to $869.2 million for the three months ended June 30, 2015. The decrease in net sales for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributable to: (i) a $87.7 million decrease in the net sales of our chlorovinyls segment due to lower polyvinyl chloride (“PVC”), VCM and chlorinated derivatives sales prices, lower electrochemical unit (“ECU”) values, especially with respect to caustic soda pricing and lower volume driven by the extended timing of a scheduled turnaround at our Plaquemine, Louisiana VCM facility (the ”Plaquemine VCM Facility”); and (ii) a $5.4 million decrease in the net sales of our building products segment, driven primarily by the impact of a stronger United States dollar relative to a weaker Canadian dollar, as well as a 3 percent decrease in sales volumes in Canada, partially offset by a 4 percent increase in sales volumes in the United States.

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

Gross margin percentage. Total gross margin percentage decreased to 9 percent for the three months ended June 30, 2016 from 14 percent for the three months ended June 30, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $69.8 million for the three months ended June 30, 2016, a decrease of 8 percent from $75.8 million for the three months ended June 30, 2015. The decrease in selling, general and administrative expenses was primarily due to the decrease in compensation and benefit related costs resulting from our workforce reduction activities and cost savings initiatives.

Restructuring and divestiture costs. Restructuring and divestiture costs consists of three components: (i) costs associated with restructuring activities; (ii) costs associated with divestiture activities; and (iii) long-lived asset impairment charges related to restructuring and divestiture activities. Restructuring and divestiture costs were $4.5 million and $0.4 million for the three month periods ended June 30, 2016 and 2015, respectively. The higher restructuring and divestiture costs during the three months ended June 30, 2016 pertained to: (i) $1.7 million in restructuring costs which primarily related to severance costs associated with our Company-wide cost savings initiatives; and (ii) $2.8 million in divestiture costs relating to the sale of our Solucor business and our Concord, Ontario compounding operations during the first quarter of 2016, as well as the strategic review of our building products business. During the three months ended June 30, 2015, the Company incurred $0.4 million in divestiture costs related to the sale of its specialty phosgene derivatives business.

Integration-related costs and other, net. Integration-related costs and other, net, decreased $2.1 million to $2.1 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our costs included $1.7 million related to non-capitalizable costs associated with standardizing to a common enterprise resource planning (“ERP”) platform for our chemicals business and $0.4 million for the run-off of replacement share-based compensation awards from the PPG Industries (“PPG”) merger.

Legal and settlement claims, net. Legal and settlement claims, net, totaled $23.4 million during the three months ended June 30, 2016. On September 19, 2014, three employees at our Natrium, West Virginia facility (“Natrium Facility”) were injured while changing a valve on a caustic line in the manufacturing plant at such facility. One of the employees eventually died of his injuries. The estate of our deceased employee, and the other two injured employees, have filed lawsuits against one of our subsidiaries, Eagle Natrium LLC (“Eagle Natrium”), seeking damages for personal injury, death, pain and suffering. Following discovery and court ordered mediation of these lawsuits, we have recorded accruals for these lawsuits of $34.5 million in the aggregate. Liability relating to these lawsuits in excess of $25 million is expected to be reimbursed to us pursuant to the indemnity provisions of our excess liability insurance policies and, as such, we also have recorded an offsetting receivable from our insurance carriers of $9.5 million. In addition, we received proceeds of $1.6 million from a favorable recovery relating to the British Petroleum Company’s Deepwater Horizon Oil Spill (the “BP Deepwater Oil Spill”) that occurred in April 2010.

Fees associated with unsolicited offer and strategic alternatives. Following Westlake’s public proposal to acquire Axiall, announced on January 29, 2016, we incurred legal and professional fees related to Westlake’s unsolicited offer and subsequent exploration of strategic alternatives, including negotiation and execution of the Merger Agreement relating to the Merger of Axiall and Westlake executed on June 10, 2016. During the three months ended June 30, 2016, we incurred $8.4 million in related legal and professional fees, including negotiation and execution of the Merger Agreement. There were no similar fees incurred during the three months ended June 30, 2015. The Company will incur additional legal and professional fees relating to closing the Merger.

Operating income (loss). Operating loss was $37.6 million and operating income was $43.1 million for the three months ended June 30, 2016 and 2015, respectively. The operating loss during the three months ended June 30, 2016 when compared to operating income for the three months ended June 30, 2015 was primarily attributable to a $37.1 million operating loss, in our chlorovinyls segment which resulted from: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described above; (ii) a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill; (iii) lower ECU values, especially with respect to caustic soda pricing; and (iv) lower sales volume and higher maintenance expenses driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas and an increase in the operating income of our building products segment. For the three months ended June 30, 2016, building products operating income increased $3.4 million to $26.7 million from an operating income of $23.3 million for the three months ended June 30, 2015. The increase in the operating income of our building products segment was primarily a result of lower raw material costs, lower selling, general and administrative expenses and higher sales volumes, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher charges relating to restructuring activities.

Interest expense, net. Interest expense, net, was $18.0 million and $18.3 million for the three months ended June 30, 2016 and 2015, respectively.

Foreign currency exchange loss. Foreign currency exchange loss was $0.1 million for both the three month periods ended June 30, 2016 and 2015.

Provision for (benefit from) income taxes. The benefit from income taxes from continuing operations was $28.4 million for the three months ended June 30, 2016 and the provision for income taxes from continuing operations was $1.9 million for the three months ended June 30, 2015. The change in income tax to a benefit in 2016 from a provision in 2015 was primarily due to a loss from continuing operations before income taxes during the three months ended June 30, 2016 compared to income from continuing operations for the three months ended June 30, 2015. During the three months ended June 30, 2016 and 2015, the Company recorded a benefit from income taxes of $1.7 million and $0.8 million, respectively, pertaining to the discontinued operations of our window and door profiles reporting unit and our former aromatics segment.

Our continuing operations effective income tax rates for the three months ended June 30, 2016 and 2015 were 51.0 percent and 7.7 percent, respectively. The difference in our continuing operations effective income tax rate as compared to the United States statutory federal income tax rate in 2016 was primarily due to various favorable permanent differences including deductions for depletion. The difference in our continuing operations effective income tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities.

Net loss from discontinued operations. On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and the Company, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, to NAPC on March 31, 2016. Also, on September 30, 2015, the Company sold certain assets in our aromatics business to INEOS, pursuant to the terms of an asset purchase agreement, including the Pasadena Cumene Facility. These sales were treated as discontinued operations for accounting purposes. Net loss from discontinued operations was not material for the three months ended June 30, 2016 and was $0.9 million for the three months ended June 30, 2015.

Chlorovinyls Segment

Net sales. Net sales totaled $578.4 million for the three months ended June 30, 2016, a decrease of 13 percent from net sales of $666.1 million for the comparable three month period of 2015. The decrease in net sales was primarily due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower sales volume driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility.

The lower sales prices for PVC, VCM and chlorinated derivatives were driven by: (i) an oversupply of PVC in North America and globally, relative to demand; (ii) a significant reduction in global oil prices making many foreign producers of PVC and chlorinated derivatives more competitive (i.e., a reduction in the natural-gas-

based cost advantage enjoyed by North American producers), which has reduced pricing and margins on North American-produced PVC and chlorinated derivatives; and (iii) lower average industry costs for natural gas and ethylene. The lower ECU values, especially with respect to caustic soda pricing, have been caused primarily by: (i) the addition of new production capacity in North America starting in 2014 coupled with slower growth in the demand needed to absorb that capacity; and (ii) a significant reduction in global energy prices, primarily oil and coal, making many foreign ECU producers more competitive.

Operating income (loss). Operating loss was $37.1 million during the three months ended June 30, 2016 and operating income was $37.8 million for the three months ended June 30, 2015. The $74.9 million decrease in operating income was due to: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described in the preceding paragraph; (ii) a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill; (iii) lower ECU values, especially with respect to caustic soda pricing; and (iv) lower sales volume and higher maintenance expenses driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas. According to the July 2016 IHS, Inc. (“IHS”) report, average industry natural gas prices decreased 26 percent and average industry ethylene prices decreased 11 percent for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The Adjusted EBITDA decrease of $47.0 million to $42.0 million for the three months ended June 30, 2016 from $89.0 million for the three months ended June 30, 2015 was predominantly due to the factors discussed above in items (i), (iii) and (iv).

Building Products Segment

Net Sales. Net sales totaled $197.7 million for the three months ended June 30, 2016, decreasing 3 percent from $203.1 million for the comparable three month period of 2015. The net sales decrease was driven by the impact of a stronger United States dollar relative to a weaker Canadian dollar, as well as a 3 percent decrease in sales volumes in Canada, partially offset by a 4 percent increase in sales volumes in the United States. On a constant currency basis, net sales decreased by 1 percent for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, our building products segment’s geographical sales to the United States and Canada were 63 percent and 37 percent, respectively, compared to 60 percent and 40 percent, respectively, for the three months ended June 30, 2015.

Operating Income. Operating income was $26.7 million and $23.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase in operating income was primarily a result of lower material cost, lower selling, general and administrative expenses and higher sales volumes, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher charges relating to restructuring activities. Adjusted EBITDA was $33.8 million and $29.0 million for the three months ended June 30, 2016 and 2015, respectively. The increase in Adjusted EBITDA was primarily a result of lower material costs, lower selling, general and administrative expenses and higher sales volumes, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Consolidated Results

Net sales. For the six months ended June 30, 2016, net sales totaled $1,475.3 million, a decrease of 11 percent compared to $1,653.8 million for the six months ended June 30, 2015. The decrease in net sales for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to: (i) a $180.0 million decrease in the net sales of our chlorovinyls segment due to lower PVC, VCM and chlorinated derivatives sales prices, lower ECU values, especially with respect to caustic soda pricing and lower sales volume driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility; partially offset by (ii) a $1.5 million increase in the net sales of our building products segment, driven primarily by a 5 percent increase in sales volumes, with sales volumes in the United States increasing by 9 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

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

Gross margin percentage. Total gross margin percentage decreased to 10 percent for the six months ended June 30, 2016 from 14 percent for the six months ended June 30, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $139.9 million for the six months ended June 30, 2016, a decrease of 8 percent from $151.8 million for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses was primarily due to the decreases in compensation and benefit related costs, as a result of our cost reduction initiatives, and legal and other professional fees.

Restructuring and divestiture costs. Restructuring and divestiture costs consists of three components: (i) costs associated with restructuring activities; (ii) costs associated with divestiture activities; and (iii) long-lived asset impairment charges related to restructuring and divestiture activities. Restructuring and divestiture costs were $41.2 million and $1.1 million for the six month periods ended June 30, 2016 and 2015, respectively. The higher restructuring and divestiture costs during the six months ended June 30, 2016 pertained to: (i) $15.7 million in restructuring costs which included $11.9 million in severance costs related to our Company-wide cost savings initiatives; and (ii) $25.5 million in divestiture costs which included losses of $20.8 million on the sales of our Solucor business and our Concord, Ontario compounding operations. During the six months ended June 30, 2015, the Company incurred $1.1 million of restructuring and divestiture costs of which $0.5 million pertained to the impairment of long-lived assets, $0.4 million related to the sale of our specialty phosgene derivatives business and $0.1 million in connection with severance payments.

Integration-related costs and other, net. Integration-related costs and other, net, decreased $3.8 million to $5.5 million for the six months ended June 30, 2016 from $9.3 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our costs included $4.5 million related to non-capitalizable costs associated with standardizing to a common ERP platform for our chemicals business and $0.9 million for the run-off of replacement share-based compensation awards from the PPG merger.

Legal and settlement claims, net. Legal and settlement claims, net, totaled $23.4 million during the six months ended June 30, 2016. On September 19, 2014, three employees at our Natrium Facility were injured while changing a valve on a caustic line in the manufacturing plant at such facility. One of the employees eventually died of his injuries. The estate of our deceased employee, and the other two injured employees, have filed lawsuits against one of our subsidiaries, Eagle Natrium, seeking damages for personal injury, death, pain and suffering. Following discovery and court ordered mediation of these lawsuits, we have recorded accruals for these lawsuits of $34.5 million in the aggregate. Liability relating to these lawsuits in excess of $25 million is expected to be reimbursed to us pursuant to the indemnity provisions of our excess liability insurance policies and, as such, we also have recorded an offsetting receivable from our insurance carriers of $9.5 million. In addition, we received proceeds of $1.6 million from a favorable recovery relating to the BP Deepwater Oil Spill that occurred in April 2010.

Fees associated with unsolicited offer and strategic alternatives.  Following Westlake’s public proposal to acquire Axiall, announced on January 29, 2016, we incurred legal and professional fees related to Westlake’s unsolicited offer and subsequent exploration of strategic alternatives, including negotiation and execution of the Merger Agreement relating to the Merger executed by Axiall and Westlake on June 10, 2016. During the six months ended June 30, 2016, we incurred $13.6 million in related legal and professional fees, including negotiation and execution of the Merger Agreement. There were no similar fees incurred during the six months ended June 30, 2015. The Company will incur additional legal and professional fees relating to closing the Merger.

Operating income (loss). Operating loss was $72.8 million and operating income was $65.2 million for the six months ended June 30, 2016 and 2015, respectively. The operating loss during the six months ended June 30, 2016 when compared to operating income for the six months ended June 30, 2015 was primarily attributable to a $46.7 million operating loss, in our chlorovinyls segment which resulted from: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described above; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill; (iv) $20.8 million in losses related to the sale of two non-core business units, Solucor and Axiall’s Concord, Ontario compounding operations; (v) lower sales volume and higher maintenance expenses driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility; and (vi) $10.3 million in severance and other costs related to restructuring activities associated with our 2016 cost savings initiatives. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas and an increase in the operating income of our building products segment. For the six months ended June 30, 2016, building products operating income increased $11.0 million to $30.8 million from an operating income of $19.8 million for the six months ended June 30, 2015. The increase in the operating income of our building products segment was primarily a result of lower raw material costs, higher sales volumes, and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher charges relating to restructuring activities.

Interest expense, net. Interest expense, net, was $35.0 million and $35.9 million for the six months ended June 30, 2016 and 2015, respectively.

Debt refinancing costs. During the six months ended June 30, 2015, the Company refinanced its existing term loan facility, increasing the principal balance to $250 million and incurred $3.2 million in fees related to the transaction. There were no similar activities during the six months ended June 30, 2016.

Foreign currency exchange loss. Foreign currency exchange loss was $1.0 million and $0.8 million, for the six months ended June 30, 2016 and 2015 respectively.

Provision for (benefit from) income taxes. The benefit from income taxes from continuing operations was $51.2 million for the six months ended June 30, 2016 and the provision for income taxes from continuing operations was $4.9 million for the six months ended June 30, 2015. The change in income tax to a benefit in 2016 from a provision in 2015 was primarily due to a loss from continuing operations before income taxes during the six months ended June 30, 2016 compared to income from continuing operations for the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, the Company recorded a benefit from income taxes of $10.1 million and $1.6 million, respectively, pertaining to the discontinued operations of our window and door profiles reporting unit and our former aromatics segment.

Our continuing operations effective income tax rates for the six months ended June 30, 2016 and 2015 were 47.1 percent and 19.4 percent, respectively. The difference in our continuing operations effective income tax rate as compared to the United States statutory federal income tax rate in 2016 was primarily due to various favorable permanent differences including deductions for depletion. The difference in our continuing operations effective income tax rate as compared to the United States statutory federal income tax rate in 2015 was primarily due to various favorable permanent differences including deductions for depletion and manufacturing activities.

Net loss from discontinued operations.  On February 24, 2016, the Company entered into an asset purchase agreement among RGI, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and the Company, as sellers, and NAPC, as purchaser, pursuant to which the Company sold its window and door profiles business, to NAPC on March 31, 2016. As a result, the Company recorded a loss from the sale of assets totaling $25.2 million. There was no similar transaction during the six months ended June 30, 2015. Also, on September 30, 2015, the Company sold certain assets in our aromatics business to INEOS, pursuant to the terms of an asset purchase agreement, including the Pasadena Cumene Facility. Net loss from discontinued operations for the six months ended June 30, 2016 and 2015 was $23.0 million and $7.3 million, respectively, relating to the sale of both our window and door profiles business and our aromatics business.

Chlorovinyls Segment

Net sales. Net sales totaled $1,134.5 million for the six months ended June 30, 2016, a decrease of 14 percent from net sales of $1,314.5 million for the comparable six month period of 2015. The decrease in net sales was primarily due to: (i) lower PVC, VCM and chlorinated derivatives sales prices; (ii) lower ECU values, especially with respect to caustic soda pricing; and (iii) lower sales volume driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility.

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

Operating income (loss). Operating loss was $46.7 million during the six months ended June 30, 2016 and operating income was $81.6 million for the six months ended June 30, 2015. The $128.3 million decrease in operating income was due to: (i) lower PVC, VCM and chlorinated derivatives sales prices, driven by the factors described in the preceding paragraph; (ii) lower ECU values, especially with respect to caustic soda pricing; (iii) a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill; (iv) $20.8 million in losses related to the sale of two non-core business units, Solucor and Axiall’s Concord, Ontario compounding operations; (v) lower sales volume and higher maintenance expenses driven by the extended timing of a scheduled turnaround at our Plaquemine VCM Facility; and (vi) $10.4 million in severance and other costs related to restructuring activities in connection with our 2016 cost savings initiatives. These unfavorable factors were partially offset by decreases in our cost of ethylene and natural gas. According to the July 2016 IHS report, average industry natural gas prices decreased 27 percent and average industry ethylene prices decreased 17 percent for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The Adjusted EBITDA decrease of $72.4 million to $113.3 million for the six months ended June 30, 2016 from $185.7 million for the six months ended June 30, 2015 was predominantly due to the factors discussed above in items (i), (ii) and (v).

Building Products Segment

Net Sales. Net sales totaled $340.8 million for the six months ended June 30, 2016, increasing slightly from $339.3 million for the comparable six months of 2015. The net sales increase was driven by a 5 percent increase in sales volumes, with sales volumes in the United States increasing by 9 percent, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar. On a constant currency basis, net sales increased by 3 percent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, our building products segment’s geographical sales to the United States and Canada were 65 percent and 35 percent, respectively, compared to 61 percent and 38 percent, respectively, for the six months ended June 30, 2015.

Operating Income. Operating income was $30.8 million and $19.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in operating income was primarily a result of lower material costs, higher sales volumes, and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar and higher charges relating to restructuring activities. Adjusted EBITDA was $45.3 million and $31.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in Adjusted EBITDA was primarily a result of lower material costs, higher sales volumes and lower selling, general and administrative expenses, offset in part by the impact of a stronger United States dollar relative to a weaker Canadian dollar.

Reconciliation of Non-GAAP Financial Measures

In addition to its consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that are set forth in this Quarterly Report on Form 10-Q (the “Financial Statements”), Axiall reports four non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; (iii) Adjusted EBITDA; and (iv) building products net sales on a constant currency basis.

Adjusted Earnings or Loss Per Share is calculated using Adjusted Net Income or Loss rather than consolidated net income or loss attributable to Axiall calculated in accordance with GAAP.

Adjusted Net Income or Loss is defined as consolidated net income or loss attributable to Axiall excluding adjustments for tax-effected restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the former chlor-alkali and derivatives business of PPG (the “Merged Business”), legal and professional fees related to Westlake’s unsolicited offer to acquire the Company and our exploration of strategic alternatives, including negotiation and execution of the Merger Agreement relating to the Merger, certain favorable and unfavorable legal claims, amortization of definite-lived intangible assets, impairment charges for goodwill, intangible assets, and other long-lived assets. For the three and six months ended June 30, 2016 and 2015, we have excluded amortization of definite-lived intangible assets from our calculation of Adjusted Net Income and intend to do so in future periods. We believe excluding this item from our calculation of Adjusted Net Income is helpful to investors because the amortization of our intangible assets is a non-cash charge that does not impact our liquidity and is not representative of our operational performance.

Adjusted EBITDA is defined as Earnings or Loss Before Interest, Taxes, Depreciation and Amortization, restructuring and certain other charges, if any, related to discontinued operations, financial restructuring and business improvement initiatives, gains or losses on sales of certain assets, debt refinancing costs, certain acquisition accounting and non-income tax reserve adjustments, certain professional fees associated with various potential and completed mergers and acquisitions, divestitures, joint ventures and other transactions, costs to attain synergies related to the integration of the Merged Business, legal and professional fees related to Westlake’s unsolicited offer to acquire the Company, and our exploration of strategic alternatives, including negotiation and execution of the Merger Agreement relating to the Merger, certain favorable and unfavorable legal claims, impairment charges for goodwill, intangible assets, and other long-lived assets, certain pension and other post-retirement plan curtailment gains and settlement losses and interest expense related to the lease-financing transaction discussed in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Reconciliations of our non-GAAP financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted earnings (loss) per share attributable to Axiall	$(0.39)	$0.29	$(1.15)	$0.14
Earnings per share related to adjustments between net income (loss) attributable to Axiall and Adjusted Net Income	0.51	0.20	1.43	0.45

Adjusted Earnings Per Share	$0.12	$0.49	$0.28	$0.59

Adjusted Net Income Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income (loss) attributable to Axiall	$(27.8)	$20.6	$(81.4)	$10.0
Pre-tax charges:
Restructuring and divestiture costs	4.5	0.4	41.2	1.1
Integration-related costs and other, net	2.1	4.2	5.5	9.9	(1)
Legal and settlement claims, net (2)	23.4	-	23.4	-
Fees associated with unsolicited offer and strategic alternatives	8.4	-	13.6	-
Debt refinancing costs	-	-	-	3.2
Amortization of intangible assets	17.1	17.2	34.1	34.3
Loss from the sale of discontinued operations	-	-	25.1	-

Total pre-tax charges	55.5	21.8	142.9	48.5
Provision for income taxes related to these items	19.3	7.7	41.4	16.6

After-tax effect of above items	36.2	14.1	101.5	31.9

Adjusted Net Income	$8.4	$34.7	$20.1	$41.9

(1)  Includes $0.6 million of plant reliability improvement initiatives that were included in cost of sales on our unaudited condensed consolidated statements of operations for the six months ended June 30, 2015.

(2)  Relates to a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill.

Adjusted EBITDA Reconciliations

Three Months Ended June 30, 2016

(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$42.0	$33.8	$(15.1)	$60.7
Restructuring and divestiture costs	(1.1)	(1.4)	(2.0)	(4.5)
Integration-related costs and other, net	-	-	(2.1)	(2.1)
Legal and settlement claims, net(1)	(23.4)	-	-	(23.4)
Fees associated with unsolicited offer and strategic alternatives	-	-	(8.4)	(8.4)
Interest expense, net	-	-	(18.0)	(18.0)
Depreciation and amortization	(54.5)	(5.7)	(1.7)	(61.9)
Benefit from income taxes	-	-	28.4	28.4
Other(2)	-	-	1.9	1.9

Net income (loss) from continuing operations(3)	$(37.0)	$26.7	$(17.0)	$(27.3)

(1)  Relates to a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill.

(2)  Includes $0.8 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and benefit from income taxes.

Three Months Ended June 30, 2015
(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$89.0	$29.0	$(12.3)	$105.7
Restructuring and divestiture costs	-	-	(0.4)	(0.4)
Integration-related costs and other, net	0.4	-	(4.6)	(4.2)
Interest expense, net	-	-	(18.3)	(18.3)
Depreciation and amortization	(51.6)	(5.8)	(2.6)	(60.0)
Provision for income taxes	-	-	(1.9)	(1.9)
Other(1)	-	-	1.9	1.9

Net income (loss) from continuing operations(2)	$37.8	$23.2	$(38.2)	$22.8

(1)  Includes $0.8 million of lease financing obligations interest and $1.1 million for debt issuance cost amortization.

(2)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2016
(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$113.3	$45.3	$(28.9)	$129.7

Restructuring and divestiture costs	(28.8)	(3.9)	(8.5)	(41.2)
Integration-related costs and other, net(1)	-	-	(5.5)	(5.5)
Legal and settlement claims, net	(23.4)	-	-	(23.4)
Fees associated with unsolicited offer and strategic alternatives	-	-	(13.6)	(13.6)
Interest expense, net	-	-	(35.0)	(35.0)
Depreciation and amortization	(107.7)	(11.3)	(4.5)	(123.5)
Benefit from income taxes	-	-	51.2	51.2
Other(2)	-	-	3.7	3.7

Net income (loss) from continuing operations(3)	$(46.6)	$30.1	$(41.1)	$(57.6)

 (1)  Relates to a $25.0 million charge to legal and settlement claims, net, pertaining to an accident at our Natrium Facility in September 2014, partially offset by a $1.6 million favorable recovery from the BP Deepwater Oil Spill.

 (2)  Includes $1.5 million of lease financing obligations interest and $2.2 million for debt issuance cost amortization.

 (3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and benefit from income taxes.

Six Months Ended June 30, 2015
(In millions)	Chlorovinyls	Building Products	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$185.7	$31.9	$(25.1)	$192.5
Restructuring and divestiture costs	0.1	(0.1)	(1.1)	(1.1)
Integration-related costs and other, net(1)	(0.8)	(0.6)	(8.5)	(9.9)
Interest expense, net	-	-	(35.9)	(35.9)
Depreciation and amortization	(104.2)	(11.3)	(5.4)	(120.9)
Debt refinancing costs	-	-	(3.2)	(3.2)
Provision for income taxes	-	-	(4.9)	(4.9)
Other(2)	-	-	3.8	3.8

Net income from continuing operations(3)	$80.8	$19.9	$(80.3)	$20.4

 (1)  Includes $0.6 million of plant reliability improvement initiatives that are included in cost of sales on our consolidated statements of operations.

 (2)  Includes $1.6 million of lease financing obligations interest and $2.2 million for debt issuance cost amortization.

 (3)  Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Building Products Constant Currency Net Sales Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Building products net sales	$197.7	$203.1	$340.8	$339.3
Impact of currency exchange rate	3.4	-	7.9	-

Building products constant currency sales	$201.1	$203.1	$348.7	$339.3

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity and capital resources have included cash provided by operations, proceeds from the sale of assets, the issuance of debt, and the use of available revolving credit and other borrowing facilities. As of June 30, 2016, we had liquidity of $512.3 million, comprised of approximately $383.9 million of availability under our second amended and restated asset based revolving credit facility (the “ABL Revolver”) and $128.4 million in cash and cash equivalents. The net change in cash and cash equivalents for the six months ended June 30, 2016 and 2015 consisted of the following:

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used in) operating activities	$(6.2)	$36.2

Net cash used in investing activities	$(81.3)	$(68.5)

Net cash provided by (used in) financing activities	$(47.5)	$1.5

Effect of exchange rate changes on cash and cash equivalents	5.4	(4.6)

Net change in cash and cash equivalents	$(129.6)	$(35.4)

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

As of June 30, 2016, net working capital was $481.4 million, a decrease of $173.7 million as compared to net working capital of $655.1 million as of June 30, 2015. The decrease in net working capital for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015, was primarily due to the reduction in current assets resulting from the sale of our window and door profiles business, as well as the sale of our Solucor business and our Concord, Ontario compounding operations, as well as a slight increase in our current liabilities.

Operating working capital used in operations for the six month periods ended June 30, 2016 and 2015 was $59.7 million and $68.2 million, respectively, decreasing by $8.5 million. The decrease in operating working capital during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to: (i) a $60.7 million increase in other accrued liabilities; (ii) a $27.0 million increase in inventories; (iii) a $14.2 million increase in accounts payable; (iv) a $13.8 million increase in accrued compensation; partially offset by (iv) a $67.4 million decrease in prepaid expenses and other; (v) a $6.1 million decrease in accrued income taxes; and (vi) a $33.7 million decrease in accounts receivable.

Investing Activities. For the six months ended June 30, 2016, net cash used in investing activities increased $12.8 million as compared to the six months ended June 30, 2015, primarily due to: (i) $26.8 million in net cash flows provided from the sale of our window and door profiles business in February 2016, reflected in cash provided by (used in) investing activities – discontinued operations on our unaudited condensed consolidated statements of cash flows; (ii) $11.5 million, in net cash proceeds received primarily from the sale of our non-core Solucor business in Bradford, Ontario in February 2016; offset in part by (iii) a $45.7 million increase in capital expenditures which included a $25.0 million increase in cash used to fund our investment in LACC.

Financing Activities. For the six months ended June 30, 2016, net cash used in financing activities was $47.5 million as compared to net cash provided by financing activities of $1.5 million during the six months ended June 30, 2015. For the six months ended June 30, 2016, net cash used in financing activities was primarily comprised of: (i) $22.8 million in dividend payments to shareholders; (ii) a $15.0 million deferred acquisition payment to PPG in connection with the funding status of certain assumed pension plans of the Merged Business (our final such payment is due in fiscal year 2017); and (iii) a $7.1 million dividend payment to our noncontrolling interest. During the six months ended June 30, 2015, our financing activities included entering into our New $250 million term loan facility (the “New Term Loan Facility”) totaling $248.8 million, net, partially offset by: (i) $196.1 million in long-term debt repayments; (ii) $23.1 million in dividend payments to shareholders; (iii) a $10.0 million deferred acquisition payment to PPG; (iv) an $8.4 million dividend payment to our noncontrolling interest; and (v) $6.2 million in share based compensation plan activities.

As of June 30, 2016 and December 31, 2015, our long-term debt consisted of the following:

(In millions)	Maturity Date	June 30, 2016	December 31, 2015
4.625 Notes (net of debt issuance costs totaling $8.8 million and $9.6 million at June 30, 2016 and December 31, 2015, respectively)	February 15, 2021	$679.2	$678.4
4.875 Notes (net of debt issuance costs totaling $5.4 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively)	May 15, 2023	444.6	444.2
New Term Loan Facility (net of deferred financing fees totaling $2.8 million and $3.1 million at June 30, 2016 and December 31, 2015, respectively)	February 27, 2022	243.5	244.4
ABL Revolver	December 17, 2019	-	-

Total debt		1,367.3	1,367.0
Less: current portion of long-term debt		(2.5)	(2.5)

Long-term debt, net		$1,364.8	$1,364.5

4.625 Notes

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

4.875 Notes

On February 1, 2013, the Company issued $450.0 million in aggregate principal amount of 4.875 percent senior unsecured notes due 2023 (the “4.875 Notes”). Interest payments on the 4.875 Notes commenced on May 15, 2013 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

Term Loan

On February 27, 2015, Axiall Holdco, Inc., a wholly-owned subsidiary of the Company (“Axiall Holdco”), entered into a credit agreement with a syndicate of financial institutions (the “Term Loan Agreement”) the New Term Loan Facility to refinance the principal amount outstanding under the Company’s existing term loan facility, to pay related fees and expenses, and for general corporate purposes. Obligations under the New Term Loan Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company’s existing and future wholly-owned domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the New Term Loan Facility are secured by substantially all of the assets of Axiall Holdco, Axiall Corporation and the subsidiary guarantors.

The New Term Loan Facility contains an accordion feature that permits Axiall Holdco, subject to certain conditions and to obtaining lender commitments, to incur additional term loans under the New Term Loan Facility in an amount up to the greater of: (i) $250 million; and (ii) an amount that would not result in the Company’s consolidated secured debt ratio being greater than 2.50 to 1.00.

At the election of Axiall Holdco, the New Term Loan Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Term Loan Agreement) plus 1.50 percent per annum; or (ii) LIBOR (as defined in the Term Loan Agreement) plus 3.25 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or LIBOR be deemed to be less than 0.75 percent per annum. As of June 30, 2016, outstanding borrowings under the New Term Loan Facility had a stated interest rate of 4.00 percent per annum.

The Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of the Company Common Stock.

ABL Revolver

The ABL Revolver, which the Company entered into on December 17, 2014, provides for a maximum of $600.0 million of revolving credit, subject to applicable borrowing base limitations and certain other conditions. The credit agreement governing the ABL Revolver (the “ABL Credit Agreement”) contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends and repurchase shares of Company Common Stock. These covenants are subject to certain exceptions and qualifications. Under the ABL Revolver, dividend payments and repurchases of Company Common Stock in an aggregate amount not to exceed $150 million in any fiscal year may be made if both borrowing availability under the ABL Revolver would have exceeded $75 million at all times during the thirty days immediately preceding any such restricted payment and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.00 to 1.00, each on a pro forma basis after giving effect to any such proposed restricted payment. In addition, under the ABL Revolver, additional cash dividend payments and repurchases of Company Common Stock may be made if both borrowing availability under the ABL Revolver then exceeds $100 million and our consolidated fixed charge coverage ratio (as defined in the ABL Revolver) is equal to or exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed restricted payment. On December 30, 2015, we amended our ABL Credit Agreement to, among other things, provide additional flexibility to pay dividends and consummate stock repurchases, modify the definition of consolidated EBITDA to include certain additional add backs and reductions to net income in determining consolidated EBITDA (as defined in the ABL Revolver), revise the definition of consolidated capital expenditures to exclude capital expenditures made in connection with the Plant, and provide for a reduction in the amount of its basket for investments in such a plant by the amount of such capital expenditures that are excluded from the definition of consolidated capital expenditures.

As of June 30, 2016 and December 31, 2015, we had no outstanding balance under our ABL Revolver. Our availability under the ABL Revolver at June 30, 2016 was approximately $383.9 million, net of outstanding letters of credit totaling $72.9 million. As of June 30, 2016, depending on the duration of the loan, the applicable rate for future borrowings would have been between 2.15 percent to 4.00 percent based on LIBOR or the Prime Rate.

As of June 30, 2016, we were in compliance with the covenants under our ABL Credit Agreement, the Term Loan Agreement and the indentures governing the 4.625 Notes and the 4.875 Notes.

Lease Financing Obligation

As of June 30, 2016 and December 31, 2015, we had a lease financing obligation of $46.8 million and $44.0 million, respectively. The lease financing obligation is a result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for an original term of ten years. In connection with this transaction, certain terms and conditions, including the requirement to execute a collateralized letter of credit in favor of the buyer-lessor, resulted in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The collateralized letter of credit expired on February 2, 2015 and is no longer required.

In connection with the sale of our window and door profiles business, on March 31, 2016, we assigned the leases associated with two of the four properties that were recorded as part of such sale-leaseback transaction on our unaudited condensed consolidated balance sheets and extended the lease term for one of the remaining properties through 2019. Consequently, we are no longer the primary obligor under the two assigned leases and we derecognized $25.6 million from property plant and equipment, net and decreased our lease financing obligation by $37.5 million on our unaudited condensed consolidated balance sheets as of June 30, 2016. The deferred gain of $11.9 million associated with these two assigned leased properties was recognized and offset against the loss on sale of our window and door profiles business in discontinued operations during the six months ended June 30, 2016, all of which was a non-cash transaction.

The sale of our window and door profiles business was classified as discontinued operations and, therefore, all prior period amounts pertaining to these two properties were reclassified. The change from the December 31, 2015 balance, excluding the reclassification of the two properties, is due to the change in the Canadian dollar exchange rate as of June 30, 2016. We are not obligated to repay the lease financing obligation amount of $46.8 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2016 are $1.7 million in 2016, $2.5 million in 2017, $2.2 million in 2018 and $0.6 million in 2019, the final year of the lease agreements.

Dividends

During the six months ended June 30, 2016 and 2015, the Company’s Board of Directors declared dividends of $0.32 per share, in equal installments of $0.16 per share according to the following record and payment dates:

Declared Date	Record Date	Payment Date
2016

March 8, 2016	March 25, 2016	April 8, 2016
May 17, 2016	June 24, 2016	July 8, 2016

2015

March 3, 2015	March 27, 2015	April 10, 2015
May 19, 2015	June 26, 2015	July 10, 2015

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements, comply with the financial ratios in our debt agreements, and make any required prepayments of principal under our debt agreements. As of June 30, 2016, we have no significant required payments of principal on our debt until February 2021. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, to pay dividends or to reduce our debt.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Words or phrases such as “anticipate,” “believe,” “plan,” “estimate,” “project,” “may,” “will,” “intend,” “target,” “expect,” “would” or “could” (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods and our expectations regarding the expected benefits of the Merger and the expected timing for completion of the Merger, demand for our products and the seasonality of that demand, product mix and margin impacts related thereto, expected growth of our businesses and products, our results of operations, our financial and operational performance, our business prospects and opportunities, product pricing and sales volumes, planned outages and the impact of those outages on our financial and operational performance, natural gas and ethylene costs, the components of our ethylene supply portfolio, natural gas hedging and the impacts thereof on our financial performance, corporate overhead, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of acquisitions, divestitures, joint ventures and other transactions, and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Quarterly Report on Form 10-Q. These risks and uncertainties include, among other things:

●	the failure to receive the required approval for the Merger from our shareholders;

●	the risk that a condition to the closing of the Merger may not be satisfied;

●	the diversion of management’s time on Merger-related issues and other potential operational disruption caused by the Merger that may make it more difficult to maintain relationships with customers, employees or suppliers;

●	the risk of potential litigation related to the Merger;

●	changes, seasonality and/or cyclicality in the industries in which our products are sold and changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

●	the costs and operating restrictions associated with compliance with current and future environmental, health and safety laws and regulations;

●	the availability and pricing of energy and raw materials;

●	risks, hazards and potential liabilities associated with manufacturing and transporting chemicals and building products, including, among others, explosions and fires, mechanical failures, unscheduled downtime and related litigation;

●	legislative and regulatory developments;

●	changes in the general economy, including the impacts of the current, and any potential future, economic uncertainties in the housing and construction markets;

●	our level of indebtedness and debt service obligations and ability to continue to comply with the covenants in the credit agreement governing the ABL Revolver, the agreement governing the New Term Loan Facility and the indentures governing the 4.875 Notes and the 4.625 Notes;

●	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

●	risks, costs and liabilities associated with pension and other post-retirement employment benefit plans;

●	competition within our industry;

●	complications resulting from our multiple ERP systems and the implementation of our new ERP systems;

●	strikes and work stoppages relating to the workforce under collective bargaining agreements;

●	any impairment of goodwill, indefinite-lived intangible assets or other intangible assets;

●	the failure to realize the benefits of, and/or disruptions resulting from, any asset dispositions, asset acquisitions, joint ventures, business combinations or other transactions;

●	shared control of our joint ventures and similar arrangements with unaffiliated third parties, including the ability of such joint venture partners and other counterparties to fulfill their obligations;

●	costs resulting from complications or delays relating to the Plant;

●	fluctuations in foreign currency exchange and interest rates;

●	the failure to adequately protect our data and technology systems; and

●	our ability to successfully implement and administer our cost-saving initiatives (including our restructuring programs) and produce the desired results (including projected savings).

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2016, we had no material changes to our critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control.  We completed the implementation of a new ERP system as of April 1, 2016. This new ERP system is a significant component of our internal control over financial reporting. Except for the implementation of this ERP system, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During September 2010, our Lake Charles North and Plaquemine, Louisiana facilities each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities’ air permits, based largely on self-reported permit deviations related to record-keeping violations. The Company has been negotiating a possible settlement of these matters with the Louisiana Department of Environmental Quality (“LDEQ”). Based upon a communication from the LDEQ in September 2014, the Company believes this matter may require the payment of a monetary sanction in excess of $100,000, but it does not expect that the resolution of this matter will have a material adverse effect on its unaudited condensed consolidated financial statements for any period.

On December 20, 2013, a fire occurred at our PHH Monomers, LLC (“PHH”) VCM manufacturing plant in Lake Charles, Louisiana. As of June 30, 2016, approximately 2,607 individuals have filed lawsuits against the Company alleging personal injury or property damage related to the incident. We do not expect any other individuals to file lawsuits regarding this matter, as the prescribed deadline for doing so has expired. We have not recorded an accrual in connection with any of these lawsuits because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, expected to result from this contingency. We are unable to make these determinations due to a number of variables, including without limitation, uncertainties related to: (i) the fact that no written or oral discovery has been conducted by the Company in any of these lawsuits; (ii) the parties’ respective litigation strategies; (iii) the fact that none of the complaints have alleged specific injuries or a specific amount of damages; (iv) any symptoms experienced by any of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; (v) the pre-and-post fire medical or physical condition of the plaintiffs, and whether there will be any reliable information, documentation or other discovery related thereto; and (vi) the location of any plaintiff at the time of the fire, and the duration of any exposure related thereto, and whether there will be any reliable information, documentation or other discovery related thereto.

In April 2015, the Company received a communication from the United States Environmental Protection Agency (the “EPA”) related to, among other things, the EPA’s investigation of the December 2012 and December 2013 fires that occurred at the Company’s PHH VCM plant in Lake Charles, Louisiana. In November 2015, the Company settled this matter with the EPA, with such settlement including supplemental environmental projects and a payment of $0.9 million, which was paid in December 2015.

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

Item 1A. RISK FACTORS.

For information regarding our risk factors, see the factors set forth in Part I, Item 1A, “Risk Factors” in our 2015 Annual Report. These risk factors could materially affect our business, financial condition or future results. Other than the Merger-related risk factors noted below, there have been no significant changes to our risk factors included in Part I, Item 1A of our 2015 Annual Report. The risks described in this document are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently do not recognize as material also may materially adversely affect our business, financial condition or future results.

Risk Factors Related to the Merger

The Merger is subject to receipt of approval from our shareholders as well as satisfaction of other conditions in the Merger Agreement.

The Merger Agreement contains a number of conditions to completion of the Merger, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of the Company Common Stock, (ii) the receipt of required regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act (each of which has been obtained), (iii) the absence of an order, judgment, injunction or law prohibiting the consummation of the Merger, (iv) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement), and (v) the other party’s compliance with or performance of its covenants and agreements contained in the Merger Agreement in all material respects. There is no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Many of the conditions to completion of the Merger are not within either our or Westlake’s control, and neither company can predict when or if these conditions will be satisfied. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could adversely affect our stock price and future business operations and financial results.

If the Merger is not completed for any reason, including as a result of the Company’s shareholders failing to adopt the Merger Agreement, the ongoing business of the Company may be materially adversely affected and the Company would be subject to a number of risks, including the following:

●	the Company may experience negative reactions from the financial markets, including negative impacts on our stock price, or from our employees, suppliers and customers;

●	the Company will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;

●	the Company may be required to pay a cash termination fee as required under the Merger Agreement;

●	the Merger Agreement places certain restrictions on the conduct of business pursuant to the terms of the Merger Agreement, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

●	matters relating to the Merger require substantial commitments of time and resources by the Company’s management, which could have resulted in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to the Company; and

●	litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on the Company’s business operations, financial results and stock price.

We are subject to contractual restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.

Whether or not the Merger is completed, the pending Merger may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires the Company to operate its business in the ordinary course of business pending consummation of the Merger and it also restricts the Company from taking certain actions with respect to its business and financial affairs without Westlake’s consent, including without limitation a restriction on our ability to pay dividends other than regularly quarterly cash dividends in the ordinary course of business consistent with our current dividend policy, and these restrictions could be in place for an extended period of time if the consummation of the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention and motivation of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required regulatory approvals to close the Merger. Our suppliers and customers may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the Company Common Stock repurchase activity for each month of the quarter ended June 30, 2016:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
April 1 - April 30, 2016	-	$-
May 1 - May 31, 2016	56,676	$22.17
June 1 - June 30, 2016	-	$-

Total	56,676

(1)	The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of Company Common Stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock awards.

Item 6. EXHIBITS.

2.1*	Agreement and Plan of Merger, dated as of June 10, 2016, among Westlake Chemical Corporation, Lagoon Merger Sub, Inc. and Axiall Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2016, and incorporated herein by reference).

10.1**	First Amendment to Change of Control Severance Agreement, effective as of June 8, 2016, between Axiall Corporation and Simon Bates.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the SEC upon request by the SEC.

** Management Compensation Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)

Date: August 8, 2016	/s/ TIMOTHY MANN, JR.
Timothy Mann, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)